Form 10-Q
period 2020-09-30
Kiromic Biopharma, Inc.
filed 2020-11-30
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39169

Kiromic BioPharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4762913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7707 Fannin Street, Suite 140, Houston, TX	77054
(Address of Principal Executive Offices)	Zip Code

(832) 968-4888
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Shares, par value $0.001 per share	KRBP	The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 27, 2020, there were 7,332,999 of the registrant’s ordinary shares outstanding.

Kiromic BioPharma, Inc.

Quarterly Report on Form 10-Q

Period Ended September 30, 2020

Kiromic Biopharma, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2020

Cautionary Note on Forward-Looking Statements

This report contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. All statements other than statements of historical facts are forward-looking statements. The forward-looking statements are contained principally in, but not limited to, the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goals and strategies;
●	our future business development, financial condition and results of operations;
●	expected changes in our revenue, costs or expenditures;
●	growth of and competition trends in our industry;
●	our expectations regarding demand for, and market acceptance of, our products;
●	our expectations regarding our relationships with investors, institutional funding partners and other parties we collaborate with;
●	fluctuations in general economic and business conditions in the markets in which we operate; including those fluctuations caused by COVID-19; and
●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the heading “Risk Factors” included in our Registration Statement on Form S-1 (file no. 333-238153), originally filed with the Securities and Exchange Commission on May 11, 2020, as amended, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$469,300	$1,929,100
Inventories	22,200	22,200
Prepaid expenses and other current assets	1,051,900	89,100
Total current assets	1,543,400	2,040,400
Property and equipment, net	1,612,300	587,900
Other assets	24,400	24,400

Total Assets	$3,180,100	$2,652,700

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$1,672,900	$452,400
Accrued expenses and other current liabilities	473,000	221,300
Loan payable	105,600	—
Total current liabilities	2,251,500	673,700

Total Liabilities	2,251,500	673,700

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Series A‑1 Preferred Stock, $0.0001 par value: 24,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 21,822,301 shares issued and outstanding as of September 30, 2020 and December 31, 2019	9,134,700	9,134,700
Series B Preferred Stock, $0.0001 par value: 16,500,000 and 14,130,435 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 16,391,397 and 9,869,659 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	2,331,300	1,306,900
Preferred Stock, $0.0001 par value: 19,500,000 and 21,869,565 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock: 300,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 4,989,269 and 2,863,812 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	27,525,500	13,965,000
Accumulated deficit	(38,062,900)	(22,427,600)
Total Stockholders’ Equity	928,600	1,979,000

Total Liabilities and Stockholders’ Equity	$3,180,100	$2,652,700

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$1,225,700	$272,100	$3,526,100	$601,500
General and administrative	1,190,000	607,400	12,109,200	934,300
Total operating expenses	2,415,700	879,500	15,635,300	1,535,800
Loss from operations	(2,415,700)	(879,500)	(15,635,300)	(1,535,800)
Other expense
Interest expense	—	(7,400)	—	(22,400)
Total other expense	—	(7,400)	—	(22,400)
Net loss	$(2,415,700)	$(886,900)	$(15,635,300)	$(1,558,200)
Net loss per share, basic and diluted	$(0.65)	$(0.32)	$(4.39)	$(0.55)
Weighted average common shares outstanding, basic and diluted	3,719,132	2,862,523	3,719,132	2,862,523

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Three and Nine Months Ended September 30, 2020
	Series A‑1		Series B
	Preferred Stock		Preferred Stock		Common Stock
							Additional Paid-
	Number of		Number of		Number of		In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2019	21,822,301	$9,134,700	9,869,659	$1,306,900	2,863,812	$—	$13,965,000	$(22,427,600)	$1,979,000
Issuance of Series B Preferred Stock	—	—	6,521,738	331,700	—	—	—	—	331,700
Series B Preferred Stock discount amortization	—	—	—	368,400	—	—	(368,400)	—	—
Warrants underlying Series B Preferred Stock issuance	—	—	—	—	—	—	2,668,300	—	2,668,300
Stock compensation expense	—	—	—	—	—	—	456,000	—	456,000
Net loss	—	—	—	—	—	—	—	(1,852,700)	(1,852,700)
Balance at March 31, 2020	21,822,301	9,134,700	16,391,397	$2,007,000	2,863,812	$—	$16,720,900	$(24,280,300)	$3,582,300
Series B Preferred Stock discount amortization	—	—	—	324,300	—	—	(324,300)	—	—
Exercise of warrants	—	—	—	—	1,399,921	—	4,900	—	4,900
Common stock issuance to employees and non-employees	—	—	—	—	725,536	—	9,432,000	—	9,432,000
Stock compensation expense	—	—	—	—	—	—	443,000	—	443,000
Net loss	—	—	—	—	—	—	—	(11,366,900)	(11,366,900)
Balance at June 30, 2020	21,822,301	9,134,700	16,391,397	$2,331,300	4,989,269	$—	$26,276,500	$(35,647,200)	$2,095,300
Stock compensation expense	—	—	—	—	—	—	1,249,000	—	1,249,000
Net loss	—	—	—	—	—	—	—	(2,415,700)	(2,415,700)
Balance at September 30, 2020	21,822,301	$9,134,700	16,391,397	$2,331,300	4,989,269	—	27,525,500	(38,062,900)	928,600

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Three and Nine Months Ended September 30, 2019
	Series A‑1
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at January 1, 2019	20,886,782	$8,727,400	2,862,093	$—	$10,237,600	$(18,699,700)	$265,300

Stock compensation expense	—	—	—	—	104,000	—	104,000
Net loss	—	—	—	—	—	(390,900)	(390,900)
Balance at March 31, 2019	20,886,782	$8,727,400	2,862,093	$—	$10,341,600	$(19,090,600)	$(21,600)
Stock compensation expense	—	—	—	—	105,000	—	105,000
Net loss	—	—	—	—	—	(280,400)	(280,400)
Balance at June 30, 2019	20,886,782	$8,727,400	2,862,093	—	10,446,600	(19,371,000)	(197,000)
Conversion of convertible promissory notes and accrued interest into Series A‑1 Preferred Stock	935,519	407,300	—	—	—	—	407,300
Warrants underlying Series B Preferred Stock issuance	—	—	—	—	1,202,500	—	1,202,500
Series B Preferred Stock discount amortization	—	—		—	(16,400)	—	(16,400)
Exercised stock options	—	—	1,432	—	9,500	—	9,500
Stock compensation expense	—	—		—	160,000	—	160,000
Net loss	—	—		—	—	(886,900)	(886,900)
Balance at September 30, 2019	21,822,301	$9,134,700	2,863,525	—	11,802,200	(20,257,900)	679,000

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,635,300)	$(1,558,200)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	118,900	63,700
Stock compensation expense	11,580,000	369,000
Non-cash interest	—	20,500
Changes in operating assets and liabilities:
Unbilled receivables from granting agency	—	5,000
Inventories	—	(5,900)
Prepaid expenses and other current assets	(149,800)	34,800
Accounts payable	398,300	226,100
Accrued expenses and other current liabilities	130,700	(138,900)
Deferred rent	—	(19,000)
Convertible promissory notes derivative liability	—	2,000
Net cash used for operating activities	(3,557,200)	(1,000,900)
Cash flows from investing activities:
Purchases of property and equipment	(1,013,100)	(26,500)
Net cash used for investing activities	(1,013,100)	(26,500)
Cash flows from financing activities:
Proceeds from sale of convertible promissory notes	—	250,000
Exercise of stock options	—	9,500
Proceeds from warrant exercise	4,900	—
Proceeds from loan payable	115,600	—
Loan repayments	(10,000)
Proceeds from Series B Preferred Stock issuance	3,000,000	1,571,400
Net cash provided by financing activities	3,110,500	1,830,900
Net change in cash and cash equivalents	(1,459,800)	803,500
Cash and cash equivalents:
Beginning of year	1,929,100	384,300
End of period	$469,300	$1,187,800

Supplemental disclosures of non-cash investing and financing activities:
Accruals for property and equipment	$130,200	$74,700
Conversion of accounts payable into convertible promissory notes	$—	$134,800
Conversion of convertible promissory notes and accrued interest into Series A‑1 Preferred Stock	—	$407,300
Accruals for deferred initial public offering costs	$813,000	$—
Warrants underlying Series B Preferred Stock issuance	$2,668,300	$—

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION

Nature of Business

Kiromic BioPharma, Inc. and subsidiary (the "Company") is a preclinical stage biopharmaceutical company formed under the Texas Business Organizations Code in December 2012. On May 27, 2016, the Company converted from a Texas limited liability company into a Delaware corporation and changed its name from Kiromic LLC to Kiromic Inc. On December 16, 2019, the Company amended and restated its certificate of incorporation charter to re-name the company, Kiromic BioPharma, Inc.

The Company is focused on discovering, developing, and commercializing novel immune-oncology therapy applications through its robust product pipeline, which are in the pre initial new drug validation stages of the US Food and Drug Administration clinical trial process. The Company maintains offices in Houston, Texas. The Company has not generated any revenues to date.

The Company’s wholly-owned subsidiary, GreenPlanet Pharma, Inc., operates an oral healthcare business. It has developed a mouthwash using a high quality, safe, and natural ingredient formulation to provide effective symptomatic relief for a wide range of oral irritations and health concerns. This business is recently formed and the product was recently developed. This business has not generated any revenues.

Going Concern—These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $3,557,200 for the nine months ended September 30, 2020, and an accumulated deficit of $38,062,900 as of September 30, 2020. Although the Company completed its initial public offering on October 15, 2020 and received net proceeds of $12,372,700, the Company does not have sufficient cash on hand or available liquidity to meet its obligations through the 12 months following the date the condensed consolidated financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To date, the Company has relied on equity and debt financing to fund its operations. The Company’s product candidates are still in the early stages of development, and substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. Given its projected operating requirements and its existing cash and cash equivalents, the Company plans to complete an additional financing transaction in the first half of 2021 in order to continue operations. Management is currently evaluating different strategies to obtain the required funding of future operations. These strategies may include, but are not limited to, additional funding from current or new investors. However, there can be no assurance that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms. Therefore, the plans cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NIH Grant—In August 2018, the National Institute of Health ("the NIH"), the primary agency of the US government responsible for biomedical and public health research, awarded a Phase I/II grant to the Company in the amount of $2,235,000 for the development and non-clinical testing of a new anti-arteriosclerosis gene therapy delivered by engineered adeno-associated viral vectors. Phase I of the grant approved amounts of $851,000 and covered the period September 2018 through August 2019, entitled the Company to reimbursement for certain salaries and wages, materials and supplies, facilities and administrative costs, and fixed fees. The Company did not complete Phase I by August 2019, but was granted an extension to complete Phase I by the NIH through August 2021. Starting after Phase 1 completion in 2021, Phase II of the grant covers reimbursements for certain salaries and wages, materials and supplies, facilities and administrative costs, and fixed fees of $1,384,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information (Accounting Standards Codification ("ASC") 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity GAAP. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented.

All intercompany balances were eliminated upon consolidation.

On December 17, 2019, the Company completed a 1-for-10 reverse stock split of its outstanding common stock. On June 17, 2020, the Company completed a 1-for-3.494 reverse stock split of its outstanding common stock. Accordingly, unless otherwise noted, all share and per share information has been restated to retroactively show the effect of these stock splits.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include determination of the fair value of common stock and related stock-based compensation, the fair value of convertible promissory notes and the related embedded derivative liability, warrants to purchase common stock underlying shares of Series B Preferred Stock, and estimating services incurred by third-party service providers used to recognize research and development expense.

Cash and Cash Equivalents—As of September 30, 2020 and December 31, 2019, cash and cash equivalents consisted entirely of cash on hand and bank deposits. The Company considers all highly liquid instruments with remaining maturities at purchase of 90 days or less to be cash equivalents.

Unbilled Receivables from Granting Agency—Unbilled receivables include certain cost reimbursements owed to the Company resulting from a biomedical research grant from the NIH. Direct costs subject to reimbursement are recorded only after actual expenses have been incurred while indirect costs are calculated using the percentage-of-completion accounting method. Unbilled receivables represent qualified cost reimbursements for which reimbursement have not yet been requested from or billed to the NIH due to the timing of the accounting invoicing cycle. The Company estimates the amount of probable credit losses from its existing unbilled receivables in the form of an allowance for doubtful accounts. The Company determines the allowance for doubtful accounts based upon an aging of unbilled receivables, historical experience, and management judgment. Unbilled receivable balances are reviewed individually for collectability. For the three and nine months ended September 30, 2020 and 2019, the Company has not experienced any credit-related losses.

Concentrations of Credit Risk and Other Uncertainties—Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. Substantially all of the Company’s cash and cash equivalents were deposited in accounts at a small number of national financial institutions. Account balances may at times exceed federally-insured limits. The Company has not incurred losses related to these cash and cash equivalents deposited at financial institutions and management believes that the Company is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash is held.

The Company is subject to certain risks and uncertainties from changes in any of the following areas that the Company believes could have a material adverse effect on future financial position or results of operations: the ability to obtain regulatory approval and market acceptance of, and reimbursement for, the Company’s product candidates; the performance of third-party clinical research organizations and manufacturers; protection of the intellectual property; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; the Company’s ability to attract and retain employees necessary to support commercial success; and changes in the industry or customer requirements including the emergence of competitive products with new capabilities.

The Company records receivables resulting from activities under its research grant from the NIH. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the granting agency.

Deposit—In connection with one of the Company’s facility leases, a deposit is held by the lessor per the terms of the noncancelable agreement. The deposit has been recorded as a long-term asset on the Company’s condensed consolidated balance sheets.

Inventories—Inventories consist entirely of finished products. The balances presented are stated at the lower of cost or market and is determined using the first-in, first-out method. The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value, and inventory quantity in excess of expected requirements. The estimate of write downs to inventory from obsolescence, costs in excess of inventory net realizable value, and inventory quantity in excess of expected requirements is subjective and primarily dependent on the estimates of future demand for a particular product. Adjustments generally increase as demand decreases due to market conditions and product life-cycle changes. As of September 30, 2020 and December 31, 2019, no such adjustments have been recorded.

Deferred Initial Public Offering Costs—In the nine months ended September 30, 2020, the Company began incurring costs in connection with the filing of a Registration Statement on Form S-1/A for an initial public offering, which are deferred in other current assets in accordance with ASC 505-10-25 in the condensed consolidated balance sheets. Initial public offering costs consist of legal, accounting, and other costs directly related to the Company’s efforts to raise capital. As of September 30, 2020, $933,100 of deferred costs related to the initial public offering were classified as other current assets on the condensed consolidated balance sheets.

Property and Equipment—Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 1 to 8 years. Major replacements and improvements are capitalized as leasehold improvements, while general repairs and maintenance are expensed as incurred. Estimated useful lives of leasehold improvements are the shorter of the remaining lease term or the estimated useful economic life of the specific asset.

Estimated useful lives of property and equipment are as follows for the major classes of assets:

Asset Description	Estimated Lives
Laboratory Equipment	3 - 8
Leasehold Improvements	1 - 7
Office Furniture, Fixtures, and Equipment	5
Software	3 - 5

Internal Use Software Development Costs—The Company capitalizes certain costs incurred to develop internal use software. All costs incurred that relate to planning and post-implementation phases of development are expensed as incurred. Costs incurred in the development and implementation phases are capitalized and amortized over the estimated life of the software, generally five years. The Company capitalized software development costs of approximately $10,200 and $20,000 for the nine months ended September 30, 2020 and 2019, respectively.

Impairment of Long-Lived Assets—The Company reviews its long-lived assets, including property and equipment, for impairment indicators. If indicators are noted, the Company compares the carrying amount of the asset to its estimated undiscounted cash flows. If the carrying amount exceeds its estimated undiscounted cash flows, an impairment loss is recognized to adjust the long-lived asset to fair value. There has been no impairment losses on the Company’s long-lived assets since inception.

Comprehensive Loss—Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For all periods presented, there was no difference between net loss and comprehensive loss.

Income Taxes—The Company files federal and state income tax returns, utilizing the accrual basis of accounting. Income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and consist of taxes currently due and deferred taxes. Certain transactions of the Company may be subject to accounting methods for income tax purposes, which differ from the accounting methods used in preparing these condensed consolidated financial statements in accordance with GAAP. Accordingly, the net income or loss of the Company reported for income tax purposes may differ from the balances reported for those same items in the accompanying condensed consolidated financial statements.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such temporary differences are expected to be recovered or settled. The Company records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations. No such interest or penalties were recognized during the three and nine months ended September 30, 2020 and 2019.

Research and Development Expense—The Company expenses research and development costs as incurred. Research and development expenses include personnel and personnel-related costs, costs associated with the Company’s pre-clinical development activities including costs of outside consultants and contractors, the submission and maintenance of regulatory filings, equipment and supplies used in developing products prior to market approval and an allocation of certain overhead costs such as facility and related expenses.

The Company accrues and expenses costs of services provided by contract research organizations in connection with preclinical studies and contract manufacturing organizations engaged to manufacture clinical trial material, costs of licensing technology, and costs of services provided by research organizations and service providers. Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred if the technology is not expected to have any alternative future uses other than the specific research and development project for which it was intended. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed rather than when the payment is made.

Proceeds from Grants—During the three months ended September 30, 2020 and 2019, the Company recognized $142,400 and $51,600, respectively, as reductions to research and development expense within the condensed consolidated statements of operations pursuant to its grant from the NIH. During the nine months ended September 30, 2020 and 2019, the Company recognized $142,400 and $239,900, respectively, as reductions to research and development expense within the condensed consolidated statements of operations pursuant to its grant from the NIH.

Convertible Promissory Notes Derivative Liability—The Company has recorded an embedded derivative liability related to the discount on the per share selling price the holders of the convertible promissory notes would receive at the time of conversion in connection with the Company’s next equity financing ("the Next Financing Close"). The embedded derivative liability is initially recorded at fair value, with gains and losses arising from changes in fair value recognized in interest expense in the condensed consolidated statements of operations at each period end while such instruments are outstanding. The embedded derivative liability is valued using a probability weighted expected return model. See Note 7.

Upon repurchase of convertible promissory notes, ASC 470, Debt with conversion and other options, requires the Company to allocate total settlement consideration, inclusive of transaction costs, amongst the liability components of the instrument based on the fair value of the liability component immediately prior to repurchase. The difference between the settlement consideration allocated to the liability component and the net carrying value of the liability component would be recognized as gain (loss) on extinguishment of debt in the condensed consolidated statements of operations.

Fair Value Measurements—The carrying value of the Company’s cash and cash equivalents, unbilled receivables from the granting agency, prepaid expenses and other assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In estimating the fair value of an asset or a liability, the Company takes into account the characteristics of the asset or liability if market participants would take those characteristics into account when pricing the asset or liability at the measurement date.

The Company accounts for financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2—Quoted prices in non-active markets or in active markets for similar assets or liabilities, observable inputs other than quoted prices, and inputs that are not directly observable but are corroborated by observable market data.

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

There were no changes in the fair value hierarchy levels during the nine months ended September 30, 2020 and 2019.

The Company’s liabilities that were measured at fair value on a non-recurring and recurring basis converted into Series A-1 Preferred Stock as of September 30, 2020 and December 31, 2019. Per ASC 820, the fair values of the convertible promissory notes are measured on a non-recurring basis at the relevant measurement date. The fair value of convertible promissory notes embedded derivative liability is measured on a recurring basis at the end of each reporting period.

Rollforward of Level 3 Liabilities Measured at Fair Value on a Non-Recurring Basis:

	September 30,	December 31,
	2020	2019
Convertible promissory notes
Beginning balance	$—	$—
Amounts allocated to the embedded derivative liability at inception (at fair value)	—	(21,000)
Conversions from accounts payable into convertible promissory notes	—	134,800
Proceeds from issuances of convertible promissory notes	—	250,000
Conversions into Series A‑1 Stock	—	(363,800)
Ending balance	$—	$—

Rollforward of Level 3 Liabilities Measured at Fair Value on a Recurring Basis:
Convertible promissory note embedded derivative liability
Beginning balance	$—	$—
Realized and unrealized gains and losses	—	2,000
Fair value of embedded derivative liability at inception	—	21,000
Amounts derecognized upon conversion of the related convertible promissory notes	—	(23,000)
Ending balance	$—	$—

Nonvested Stock Options and Restricted Stock Units—Pursuant to the Company’s 2017 Stock Incentive Plan (the “Plan”), the Company has the ability to issue a variety of share-based payments and incentives to members, employees, and non-employees through grants of nonvested stock options.

The vesting conditions for stock options include annual, and monthly. Annual vesting conditions are for four years. Monthly vesting conditions range from 10 to 48 months. When nonvested options are vested, they become exercisable over a 10 year period from grant date.

The vesting conditions for restricted stock units include cliff vesting conditions. Certain restricted stock units vest with a range of 6 to 12 months following the expiration of employee lock-up agreements. Certain restricted stock units vest based on the later of achievement of key milestones or the expiration of employee lock-up agreements. When nonvested restricted stock units are vested, they become exercisable over a 10 year period from grant date.

Stock-Based Compensation—The Company records stock compensation expense related to the Plan in accordance with ASC 718, Compensation—Stock Compensation. The Company measures and recognizes stock compensation expense for all stock-based awards, including stock options, based on estimated fair values recognized using cliff vesting or the straight-line method over the requisite service period. The fair value of stock options is estimated on the grant date using the Black-Scholes option-valuation model (the “Black-Scholes model”). The calculation of stock-based compensation expense requires that the Company make assumptions and judgments about the variables used in the Black-Scholes model, including the fair value of the Company’s common stock, expected term, expected volatility of the underlying common stock, and risk-free interest rate. Forfeitures are accounted for when they occur.

The board of directors’ approach to estimating the fair value of the Company’s common stock includes utilizing methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately- Held Company Equity Securities Issued as Compensation.

The Company estimates the grant-date fair value of stock options using the Black-Scholes model and the assumptions used to value such stock options are determined as follows:

Expected Term. The expected term represents the period that the Company’s stock options are expected to be outstanding. Due to limitations on the sale or transfer of the Company’s common stock as a privately held company, the Company does not believe its historical exercise pattern is indicative of the pattern it will experience as a future publicly traded company. The Company has consequently used the Staff Accounting Bulletin (“SAB”) No. 110, simplified method to calculate the expected term, which is the average of the contractual term and vesting period. The Company plans to continue to use the SAB 110 simplified method until it has sufficient trading history as a publicly traded company.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield available on US Treasury zero-coupon issues with a term equivalent to that of the expected term of the stock options for each stock option group.

Volatility. The Company determines the price volatility based on the historical volatilities of industry peers as it has no trading history for its common stock price. The Company intends to continue to consistently apply this process using the same or a similar peer group of public companies, until a sufficient amount of historical information regarding the volatility of its own common stock price becomes available, or unless circumstances change such that the identified peer companies are no longer similar, in which case other suitable peer companies whose common stock prices are publicly available would be utilized in the calculation.

Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. To date, the Company has not declared any dividends and, therefore, the Company has used an expected dividend yield of zero.

Common Stock Valuations. The fair value of the common stock underlying the Company’s stock-based compensation grants has historically been determined by the Company’s board of directors, with input from management and third-party valuations. The Company believes that the board of directors has the relevant experience and expertise to determine the fair value of the Company’s common stock. Given the absence of a public trading market of the Company’s common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, the board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the Company’s common stock at each grant date. These factors include:

●	valuations of the common stock performed by third-party specialists;
●	the prices, rights, preferences, and privileges of the Company’s Series A-1 Preferred Stock and Series B Preferred Stock relative to those of the Company’s common stock;
●	lack of marketability of the common stock;
●	current business conditions and projections;
●	hiring of key personnel and the experience of management;
●	the Company’s stage of development;
●	likelihood of achieving a liquidity event, such as an initial public offering, a merger or acquisition of the Company given prevailing market conditions, or other liquidation event;
●	the market performance of comparable publicly traded companies; and
●	the US and global capital market conditions.

In valuing the common stock, the board of directors determined the equity value of the Company’s business using various valuation methods including combinations of income and market approaches. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in the Company’s industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in the Company’s cash flows. The market approach references actual transactions involving (i) the subject being valued, or (ii) similar assets and/or enterprises.

For each valuation, the equity value determined by the income and market approaches was then allocated to the common stock using either the option pricing method (“OPM”) or probability—weighted expected return model (“PWERM”).

The option pricing method is based on the Black-Scholes option valuation model, which allows for the identification of a range of possible future outcomes, each with an associated probability. The OPM is appropriate to use when the range of possible future outcomes is difficult to predict and thus creates highly speculative forecasts. In general, while simple in its application, management did not use the OPM approach when considering allocation techniques for the valuation of equity interests in early stage, privately held life science companies. Management determined that applying the OPM would violate the major assumptions of the Black Scholes option valuation model approach. Additionally, the simulation approach can generally be reasonably approximated by a scenario-based approach like the PWERM as described below.

PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include an initial public offering, as well as non- initial public offering market-based outcomes. Determining the fair value of the enterprise using the PWERM requires the Company to develop assumptions and estimates for both the probability of an initial public offering liquidity event and stay private outcomes, as well as the values the Company expects those outcomes could yield. Since February 2018, the Company has valued its common stock based on a PWERM.

Application of the Company’s approach involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact valuations as of each valuation date and may have a material impact on the valuation of the common stock.

For valuations after the completion of an initial public offering, the board of directors will determine the fair value of each share of underlying common stock based on the closing price of the common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in assumptions or market conditions.

Segment Data—The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Recently Issued Accounting Pronouncements—From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11 to amend certain aspects of Topic 842. These amendments provide entities with an additional (and optional) transition method to adopt Topic 842. Under this transition method, an entity initially applies the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings (or other components of equity or net assets, as appropriate) in the period of adoption. On October 16, 2019, the FASB changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2022. The Company is currently evaluating the potential impact of this standard on its financial position, results of operations, and cash flows.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in ASU 2016-13 affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. On October 16, 2019, the FASB has changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2023. The Company is currently evaluating the potential impact of this standard on its financial position, results of operations, and cash flows.

On January 1, 2019, the Company adopted ASU 2016-15 (Topic 230), Classification of Certain Cash Receipts and Payments, a new standard providing guidance on statement of cash flow classification on specific issues. The standard is effective for financial statements issued for fiscal periods beginning after December 15, 2018. It is required to be applied on a retrospective approach. The Company determined that this standard had no impact on its financial position, results of operations, and cash flows for the year ended December 31, 2019.

3.NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is determined by dividing net loss less deemed dividends by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the stock options, convertible Series A-1 Preferred Stock, and the convertible Series B Preferred Stock have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average common shares outstanding used to calculate both basic and diluted loss per common shares are the same. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(2,415,700)	$(886,900)	$(15,635,300)	$(1,558,200)
Less: Series B Preferred Stock discount amortization	—	(16,400)	(692,700)	(16,400)
Net loss attributable to common shareholders, basic and diluted	$(2,415,700)	$(903,300)	$(16,328,000)	$(1,574,600)
Weighted average common shares outstanding, basic and diluted	3,719,132	2,862,523	3,719,132	2,862,523
Net loss per common share, basic and diluted	$(0.65)	$(0.32)	$(4.39)	$(0.55)

For the nine months ended September 30, 2020 and 2019, potentially dilutive securities excluded from the computations of diluted weighted-average common shares outstanding were (in shares):

	September 30,	September 30,
	2020	2019
Options to purchase	1,484	149,309
Restricted Stock Units	36,368	—
Series A‑1 Preferred Stock	624,594	602,426
Series B Preferred Stock	452,378	70,622
Total	1,114,824	822,357

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Equipment	$736,000	$488,800
Leasehold improvements	1,126,600	302,700
Office furniture, fixtures, and equipment	16,600	16,600
Software	151,700	141,500
Construction in progress	62,000	—
	2,092,900	949,600
Less: Accumulated depreciation	(480,600)	(361,700)
Total	$1,612,300	$587,900

Depreciation expense was $50,400 and $20,700 for the three months ended September 30, 2020 and 2019, respectively, and $118,900 and $63,700 for the nine months ended September 30, 2020 and 2019, respectively. Depreciation expense is allocated between research and development and general and administrative operating expenses on the condensed consolidated statements of operations.

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Accrued consulting and outside services	$435,900	$221,300
Accrued compensation	37,100	—
Total	$473,000	$221,300

6.CURRENT LOAN PAYABLE

On May 1, 2020, the Company received a loan in the principal amount of $115,600 (the “SBA Loan”) under the Paycheck Protection Program (“PPP”), which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The intent and purpose of the PPP is to support companies, during the COVID-19 pandemic, by providing funds for certain specified business expenses, with a focus on payroll. As a qualifying business as defined by the SBA, the Company is using the proceeds from this loan to primarily help maintain its payroll. The term of the SBA Loan promissory note (“the Note”) is two years, though it may be payable sooner in connection with an event of default under the Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The Company intends to use the SBA Loan for qualifying expenses and to apply for forgiveness of the SBA Loan in accordance with the terms of the CARES Act.

The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, materially false or misleading representations to the SBA, and adverse changes in the Company’s financial condition or business operations that may materially affect its ability to pay the SBA Loan.

As the legal form of the Note is a debt obligation, the Company accounts for it as debt under ASC 470, Debt, and recorded $105,600 during the nine months ended September 30, 2020 in the condensed consolidated balance sheet. During the nine months ended September 30, 2020, the Company received initial proceeds of $115,600 and made a repayment of $10,000 on the SBA Loan, bringing the balance to $105,600 as of September 30, 2020. The Company accrues interest over the term of the loan and does not impute additional interest at a market rate because the guidance on imputing interest in ASC 835-30, Interest, excludes transactions where interest rates are prescribed by a government agency. If any amount of the loan is ultimately forgiven, income from the extinguishment of debt would be recognized as a gain on loan extinguishment in the condensed consolidated statement of operations.

7.CONVERTIBLE PROMISSORY NOTES

Starting in June 2016, the Company sold convertible promissory notes to certain investors to help finance its operations. The convertible promissory notes were in amounts ranging from $12,500 to $500,000, earning annual interest between 6% and 17% and all maturities were on June 1, 2019, January 2, 2020, or June 30, 2020 (the “Maturity Date”).

The convertible promissory notes were convertible into shares issued in the Company’s Next Financing Close by dividing the total amount of convertible promissory notes, plus accrued interest (the “Balance”), by the applicable conversion price, as defined in the convertible promissory notes. If the convertible promissory notes have not been converted, the Balance shall be payable in full if the Company consummates a change of control transaction. If there has not been a Next Financing Close or a change in control by the Maturity Date, then at the noteholders’ option, the Company shall either repay the Balance then outstanding or convert into the Company’s common stock at a set conversion price then in effect, as defined in the convertible promissory notes.

The estimated fair value of the conversion discount related embedded derivative was determined using a probability-weighted expected return model. The probability of a Next Financing Close occurring prior to the Maturity Date was determined to be 55% during the nine months ended September 30, 2019. The net present value of the conversion discount related embedded derivative was measured using a discount rate of 25% in the nine months ended

September 30, 2019. There have been no convertible promissory note issuances in the nine months ended September 30, 2020. Below is a table that outlines the initial value of issuances and the bifurcated embedded derivative liability during the nine months ended September 30, 2020 and 2019:

	September 30,	September 30,
	2020	2019
Convertible promissory notes- issuances	$—	$250,000
Conversion of accounts payable into convertible promissory notes	—	134,800
Total issuances and conversions into convertible promissory notes	—	384,800

Embedded derivative liability
Initial fair value upon issuance of convertible promissory notes	—	21,000
Realized and unrealized gains and losses	—	2,000
Converted embedded derivative liability into Series A‑1 Preferred Stock	—	(23,000)
Embedded derivative liability balance at September 30	$—	$—

On August 15, 2019, each holder of convertible promissory notes issued during 2019 agreed to voluntarily convert the amounts of principal and interest then outstanding into shares of Series A-1 Preferred Stock. See Note 9 for further details. No additional convertible promissory notes were issued for the nine months ended September 30, 2020 following the conversion on August 15, 2019.

8.COMMITMENTS AND CONTINGENCIES

Facility Lease Agreements—The Company leases its premises in Houston, Texas under a noncancelable operating lease expiring in May 2021. The lease renewal which occurred in 2019 resulted in an expansion to the lease of approximately 4,100 square feet. The Company may extend this lease for up to two years. The total lease payments per month will be $21,353 beginning January 1, 2020. The Company records rent expense on a straight-line basis over the term of the respective leases.

As of September 30, 2020, future minimum commitments under facility lease agreements were as follows:

Amount
2020	$64,100
2021	85,400
Total	$149,500

Rent expense for the facility lease agreements was $194,800 and $91,300 during the nine months ended September 30, 2020 and 2019, respectively, and $67,700 and $33,300 during the three months ended September 30, 2020 and 2019, respectively. Rent expense is included as an allocation between research and development and general and administrative expense in the condensed consolidated statements of operations.

License Agreements—The Company has entered into a number of licensing arrangements for various intellectual property and licensed patent rights for technologies being developed for commercial sale. As part of these arrangements, the Company is subject to contingent milestone payments in accordance with agreed-upon development objectives, as well as future royalty payments on product sales of the underlying assets. As of September 30, 2020 and December 31, 2019, the Company has not incurred any milestone or royalty liabilities related to these license agreements.

Legal Proceedings—In the normal course of business, the Company may have various claims in process and other contingencies. The Company regularly assesses all contingencies and believes, based on information presently known, the Company is not involved in any matters that would have a material effect on the Company’s financial position, results of operations and cash flows.

9.STOCKHOLDERS’ EQUITY (DEFICIT)

On December 16, 2019, the Company amended and restated its certificate of incorporation to, among other things, (i) complete a 1-for-10 reverse split of the Company’s outstanding shares of common stock; (ii) increase the Company’s authorized Preferred Stock to 60,000,000 shares and (iii) change the par value of the Preferred Stock from $0.01 to $0.0001 per share.

On June 17, 2020, the Company filed an amendment to its amended and restated certificate of incorporation to complete a 1-for-3.494 reverse split of the Company’s outstanding shares common stock.

Accordingly, unless otherwise noted, all share and per share information has been restated to retroactively show the effect of these stock splits.

As of September 30, 2020, the Company was authorized to issue 300,000,000 shares of common stock and 60,000,000 shares of Preferred Stock, of which 24,000,000 shares were designated as Series A-1 Preferred Stock and 16,500,000 shares were designated as Series B Preferred Stock.

As of December 31, 2019, the Company was authorized to issue 300,000,000 shares of common stock and 60,000,000 shares of Preferred Stock, of which 24,000,000 shares were designated as Series A-1 Preferred Stock and 14,130,435 shares were designated as Series B Preferred Stock.

Common Stock—From inception in December 2012 through May 2016, the Company raised proceeds from capital contributions for common stock at a $0.001 par value, net of redemptions, totaling $6,214,800. When the Company converted from Kiromic, LLC to Kiromic, Inc., the shares converted from two classes to a single class of common stock. At the time of conversion, the par value on the two classes of common stock eliminated, and the par value of common stock transferred entirely into additional paid-in capital. There were no additional raises from common stock that occurred in the nine months ended September 30, 2020 or 2019.

The Company authorized shares of 300,000,000 as of September 30, 2020 and December 31, 2019. On June 8, 2020, the Company agreed to amend the warrant vesting schedule such that the warrants became immediately exercisable for each warrant holder. On June 8, 2020, warrant holders exercised their option to purchase 335,982 shares of common stock for proceeds of $1,200. Then, on June 10, 2020, warrant holders exercised their option to purchase an additional 1,063,939 shares of common stock for proceeds of $3,700. There are 0 and 839,952 warrants outstanding as of September 30, 2020 and December 31, 2019, respectively.

On June 8, 2020, the Company issued 3,106 and 430 shares of common stock to the Company’s Chief Medical Officer and another employee, respectively. In addition, on June 19, 2020, the Company issued 402,000 and 320,000 shares of common stock to the Company’s Chief Financial Officer and Chief Operating Officer ("the CFO and COO") and Chief Strategy and Innovation Officer ("the CSO"), respectively. The shares were issued in exchange for services rendered and no cash considerations. These issuances resulted in $9,432,000 in stock compensation expenses.

Each holder of outstanding shares of common stock shall be entitled to one vote in respect of each share. The number of authorized shares of common stock may be increased or decreased by the affirmative vote of a majority of the outstanding shares of common stock and preferred stock voting together as a single class.

The Company has never paid dividends and has no plans to pay dividends on common stock. As of December 31, 2017, the Company adopted a stock option plan (“the Plan”). On September 25, 2019, the board of directors approved an additional 10,000,000 shares to be reserved and authorized under the Plan. This approval increased the total number of authorized shares from 20,000,000 to 30,000,000. After the reverse stock splits, the total number of authorized shares was updated to 858,615. On June 19, 2020, the board of directors approved an additional 850,000 shares to be reserved and authorized under the Plan. This approval increased the total number of authorized shares from 858,615 to 1,708,615.

There were 142,141 shares and 258,813 shares available for issuance as of September 30, 2020 and December 31, 2019, respectively.

Series A-1 Preferred Stock—Between June 8, 2018 and August 14, 2018, the Company entered into agreements to issue preferred stock and received advances of $900,000. The advances received under the agreements were recorded as liabilities until the preferred stock was issued and bore interest at a rate of 6.5%. The agreements were amended on

September 10, 2018, when, in exchange for additional preferred stock to be issued, the advances no longer bore interest. On December 20, 2018, 2,032,749 shares of Series A-1 Preferred Stock were issued for the $912,800, representing the advances received and accrued interest through September 10, 2018.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or the occurrence of a liquidation the holders of the shares of Series A-1 Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to $0.50, the original issue price.

On matters submitted to a vote of the stockholders of the Company, Series A-1 Preferred Stock and common stock (see above) vote together as one class, with the vote of the Series A-1 Preferred Stock on an as-converted basis. Each holder of Series A-1 Preferred Stock shall have a number of votes equal to the shares of common stock into which the shares of Series A-1 Preferred Stock held by such holder are then convertible.

With respect rights on liquidation, winding up and dissolution, shares of the Series A-1 Preferred Stock rank senior to all shares of common stock.

Each share of Series A-1 Preferred Stock is convertible at any time at the option of the holder at the then current conversion rate. In addition, upon the closing of the sale of shares of common stock to the public in an initial public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, all shares of preferred stock shall automatically be converted into shares of common stock at the then effective conversion rate.

Series B Preferred Stock—On September 13, 2019, the Company amended and restated its certificate of incorporation to authorize the issuance of up to 14,130,435 shares of Series B Preferred Stock. On September 13, 2019, the Company sold 7,608,696 shares of Series B Preferred Stock for $3,500,000. Proceeds of $1,571,400 were received as of September 30, 2020, with the remaining balance received as of October 31, 2019. On November 13, 2019, the Company issued an additional 2,173,913 shares of Series B Preferred Stock for $1,000,000. In connection with the sale of the Series B Preferred Stock, each investor was issued warrants to purchase 0.0859 shares of common stock for each share of Series B Preferred Stock purchased at a price of $0.003494 per share of common stock ("Warrants"). See below for further details.

Until the filing of the amended and restated certificate of incorporation on December 16, 2019, shares of Series B Preferred Stock had accrued unpaid dividends at an annual rate of 6% per share. The amended and restated certificate of incorporation eliminated the clause requiring the dividend accrual. In addition, on December 6, 2019, the Series B Preferred Stock investors voted in favor of forfeiting all accrued and unpaid dividends, along with all future dividends. In exchange, the Company issued 87,050 shares of Series B Preferred Stock to the investors. The Company treated this transaction as accretion and settlement of a Series B Preferred Stock dividends in the amount of $40,000. Accordingly, additional paid-in capital was reduced by $40,000.

The Series B Preferred Stock conversion price is initially equal to the Series B Preferred Stock original issuance price of $0.46 per share divided by the rate at which shares of Series B Preferred Stock may be converted into shares of common stock. The holders of the Series B Preferred Stock held a special redemption right. In the event the Company had not filed an initial registration statement with the United States Securities and Exchange Commission and submitted an application to be listed on the Nasdaq Stock market on or prior to November 15, 2019, subject to Delaware law governing distributions to stockholders and the Company’s ability to redeem its shares, all or part of the shares of Series B Preferred Stock held by any holder of record as of such date of shares of Series B Preferred Stock with an aggregate purchase price of at least $1,000,000 would have been be redeemable at the option of such holders of record commencing any time on or after November 16, 2019 at a price equal to the purchase price paid for such shares plus all unpaid dividends accrued on such shares. Also, in the event that the Company was not ultimately approved for listing on a Nasdaq Stock Market tier lower than the Nasdaq Global Select Market, the special redemption right would remain in effect and may have been exercisable on any date thereafter. If the Company was unable to execute a redemption upon request of a holder, interest would accrue on the shares at rate of 14.6%, or warrants underlying the shares would be exercisable and the fair market value of the shares of common stock received in connection therewith would be treated as payment in exchange for the shares of Series B Preferred Stock submitted for redemption by such holder.

On November 12, 2019 and November 13, 2019, the Series B Preferred Stock investors signed waivers, which provided consent to the Company to eliminate the special redemption right. When the Company amended and restated its certificate of incorporation on December 16, 2019, the special redemption right provision was eliminated.

The elimination of the special redemption right allows for permanent equity classification for the Series B Preferred Stock. Since the Warrants are equity classified, the Company allocated the relative fair value of the cash proceeds between the Series B Preferred Stock and the Warrants. The fair value of the Warrants is offset by a contra account, which is classified as a discount to the Series B Preferred Stock. The discount is amortized using the effective interest method at an effective interest rate of 28% per annum.

On January 24, 2020, the Company issued 4,782,608 shares of Series B Preferred Stock for $2,200,000. On January 29, 2020, the Company filed a certificate of correction to its amended and restated its certificate of incorporation to authorize the issuance of up to 16,500,000 shares of Series B Preferred Stock. On January 31, 2020, the Company issued an additional 1,739,130 shares of Series B Preferred Stock for $800,000.

Below is a table that outlines the initial value of issuances allocated to Series B Preferred Stock and the Series B Preferred Stock discount amortized during the three months and nine months ended September 30:

	2020	2019
Series B Preferred Stock
Balance at January 1,	$1,306,900	$—
Series B Preferred Stock proceeds	3,000,000	—
Series B Preferred Stock discount	(2,668,300)	—
Series B Preferred Stock discount amortization	368,400	—
Balance at March 31	$2,007,000	$—
Series B Preferred Stock discount amortization	324,300	—
Balance at June 30	$2,331,300	$—
Series B Preferred Stock proceeds	—	1,571,400
Series B Preferred Stock discount	—	(1,202,600)
Series B Preferred Stock discount amortization	—	16,400
Balance at September 30	$2,331,300	$385,200

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or the occurrence of a liquidation, the holders of the shares of Series B Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to $0.46, the original issue price.

On matters submitted to a vote of the stockholders of the Company, Series B Preferred Stock, Series A-1 Preferred Stock, and common stock vote together as one class, with the vote of the Series B Preferred Stock on an as-converted basis. Each holder of Series B Preferred Stock shall have a number of votes equal to the shares of common stock into which the shares of Series B Preferred Stock held by such holder are then convertible.

With respect rights on liquidation, winding up and dissolution, shares of Series B Preferred Stock rank senior to all shares of common stock, but not senior to Series A-1 Preferred Stock.

Each share of Series B Preferred Stock is convertible at any time at the option of the holder at the then current conversion rate. In addition, upon the closing of the sale of shares of common stock to the public in an initial public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, all shares of preferred stock shall automatically be converted into shares of common stock at the then effective conversion rate.

Conversion of Convertible Promissory Notes—On December 20, 2018, the Company’s certificate of incorporation was amended to authorize 24,000,000 shares Series A-1 Preferred Stock. This amendment qualified as the Next Financing Close with respect to the convertible promissory notes. Therefore, the outstanding principal and accrued interest was converted into Series A-1 Preferred Stock. At the time of conversion, outstanding principal and accrued interest of the convertible promissory notes totaled $7,541,600. Per the convertible promissory notes, the conversion price was $0.40. Accordingly, 18,854,033 shares were issued to convert the outstanding principal and accrued interest into Series A-1 Preferred Stock.

On August 15, 2019, each holder of convertible promissory notes issued during 2019 agreed to voluntarily convert the amounts of principal and interest then outstanding into shares of Series A-1 Preferred Stock. At the time of conversion, outstanding principal and accrued interest of the convertible promissory notes totaled $405,300. Per the convertible promissory notes, the notes containing a $250,000 principal balance with a 17% coupon rate had a conversion price of

$0.43. Additionally, the Company settled an accounts payable with a vendor by issuing a convertible promissory note in the amount of $134,800 with a 6% coupon rate, with a conversion rate of $0.43. Accordingly, 935,519 shares were issued to convert the outstanding principal and accrued interest into Series A-1 Preferred Stock.

Warrants Underlying Series B Preferred Stock—In connection with the sale of the Series B Preferred Stock, each investor was issued warrants to purchase 0.0859 shares of common stock for each share of Series B Preferred Stock purchased at a price of $0.003494 per share of common stock. The warrants become exercisable in accordance with the schedule set forth below following completion by the Company of an initial public offering and thereafter may be exercised at any time prior to expiration ten years from the date of issuance.

●	30% of the warrants beginning six months after the date on which the securities of the Company are first listed on a United States national securities exchange (such date, the "Listing Date");
●	An additional 30% of the warrants beginning nine months after the Listing Date; and
●	The remainder of the warrants beginning twelve months after the Listing Date.

As of December 31, 2019, the Company sold 9,782,609 shares of Series B Preferred Stock, which contained 839,952 underlying warrants to purchase common stock based on the exercise price and vesting schedule outlined above. As of September 30, 2020, the Company sold an additional 6,521,738 shares of Series B Preferred Stock, which contained 559,969 underlying warrants to purchase common stock based on the exercise price and vesting schedule outlined above. These warrants were equity classified and the fair value of $5,208,700 is reflected as additional paid-in capital. On June 8, 2020, the Company agreed to amend the warrant vesting schedule such that the warrants became immediately exercisable for each warrant holder.

On June 8, 2020, warrant holders exercised their option to purchase 335,982 shares of common stock for proceeds of $1,200. Then, on June 10, 2020, warrant holders exercised their option to purchase an additional 1,063,939 shares of common stock for proceeds of $3,700. There are no warrants outstanding as of September 30, 2020.

The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions for the nine months ended September 30, 2020 and 2019:

	September 30,	September 30,
	2020	2019
Risk-free interest rate	1.54% - 1.88%	1.81% - 1.84%
Expected volatility	71.95% - 72.71%	72.18% - 72.20‑ %
Expected life (years)	10.00	10.00
Expected dividend yield	0%	0%

10.STOCK-BASED COMPENSATION

2017 Stock Incentive Plan— Stock Options

The Black-Scholes option-pricing model was used to estimate the fair value of stock options with the following weighted-average assumptions for the nine months ended September 30:

	2020	2019
Risk-free interest rate	0.15% - 2.92%	1.61% - 2.92%
Expected volatility	72.29% - 82.52%	72.29% - 78.16%
Expected life (years)	4.93 – 6.07	4.93 – 6.01
Expected dividend yield	0%	0%

The fair value of the common shares underlying the stock options has historically been determined by the board of directors, with input from management. Because there was no public market for Company’s common shares, the board of directors determined the fair value of the common shares at the time of grant of the stock option by considering a number of objective and subjective factors, including important developments in the Company’s operations, third-party valuations performed, sales of Series A-1 Preferred Stock, sales of Series B Preferred Stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common shares, among other factors.

The following table summarizes the activity for all stock options outstanding at September 30 under the Plan:

	2020		2019
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of year	598,083	$11.11	520,517	$8.64
Granted	86,536	17.95	209,505	17.47
Exercised	—	—	(1,432)	6.64
Cancelled and forfeited	(66,109)	15.06	(94,318)	11.40
Balance at September 30	618,510	$11.58	634,272	$11.15
Options exercisable at September 30:	390,075	$8.51	389,584	$7.82
Weighted average grant date fair value for options granted during the year:		$17.43		$11.28

The following table summarizes additional information about stock options outstanding and exercisable at September 30, 2020 and 2019 under the Plan:

	Options Outstanding				Options Exercisable
Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
As of	Options	Contractual	Exercise	Intrinsic	Options	Exercise	Intrinsic
September 30,	Outstanding	Life	Price	Value	Exercisable	Price	Value
2019	634,272	7.97	$11.15	$4,009,000	389,584	$7.82	$3,761,100
2020	618,510	7.79	$11.58	$1,787,200	390,075	$8.51	$1,521,400

Total stock compensation expense recognized from stock-based compensation awards classified as stock options were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$169,000	$43,000	$980,000	$85,000
General and administrative	160,000	62,000	248,000	124,000
Total	$329,000	$105,000	$1,228,000	$209,000

On August 20, 2020, the board of directors canceled and terminated 15,792 stock options, granted during the quarter ended June 30, 2020 to four non-employees. Thereafter, on August 20, 2020, the board of directors granted 21,112 stock options to the same individuals with a grant date fair value of $12.41 per share. There were 3,959 stock option grants that were considered vested on the grant date. The effects of the stock option modifications resulted in $71,600 of stock compensation expense allocable to general and administrative for the three months ended September 30, 2020. Included in that amount were $19,700 of incremental compensation costs resulting from the modifications for the three months ended September 30, 2020.

As of September 30, 2020, total unrecognized stock compensation expense is $2,088,400, related to unvested stock options to be recognized over the remaining weighted-average vesting period of 2.72 years.

2017 Stock Incentive Plan—Restricted Stock Units

In January 2017, the Company’s board of directors approved the adoption of the Plan. The Plan permits the Company to grant up to 1,708,615 shares of the Company’s common stock awards, including incentive stock options; non-statutory stock options; and conditional share awards to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited, or expired are returned to the Plan and are available for grant in conjunction with the issuance of new common stock awards. Restricted stock units (“RSUs”) vest over a specified amount of time or when certain performance metrics are achieved by the Company.

The fair value of the common shares underlying the RSUs has historically been determined by the board of directors, with input from management. As there was no public market for Company’s common shares, the board of directors determined the fair value of the common shares at the time of grant of the RSUs by considering a number of objective and subjective factors, including important developments in the Company’s operations, third-party valuations performed, sales of Series A-1 Preferred Stock, sales of Series B Preferred Stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common shares, among other factors.

The following table summarizes the activity for all RSUs outstanding at September 30 under the Plan:

	2020
		Weighted Average
		Grant Date
		Fair Value
	Shares	Per Share
Nonvested RSUs at beginning of year	—	$—
Granted	1,655,579	15.23
Vested	—	—
Cancelled and forfeited	(709,334)	19.00
Nonvested RSUs at September 30	946,245	$12.41

During the nine months ended September 30, 2020, 1,655,579 RSUs were granted and 709,334 RSUs were cancelled. During the nine months ended September 30, 2020, no RSUs vested. No RSUs were granted or vested in the nine months ended September 30, 2019.

On August 20, 2020, the board of directors canceled and terminated 709,334 RSUs, granted during the quarter ended June 30, 2020. The cancelled RSUs were originally granted to five individuals with a grant date fair value of $19.00 per share. Thereafter, on August 20, 2020, the board of directors granted 946,245 RSUs to the same individuals with a grant date fair value of $12.41 per share. None of the stock option and RSU grants were considered vested on the grant date. The RSU grants were modified for three employees and two non-employees. The effects of the RSU modifications resulted in $299,000 and $621,000 of stock compensation expense allocable to research and development and general and administrative, respectively, during the three months ended September 30, 2020. Included in those amounts were incremental compensation costs of $65,600 and $141,200 of stock compensation expense allocable to research and development and general and administrative, respectively, during the three months ended September 30, 2020.

11.INCOME TAXES

The Company’s effective tax rate from continuing operations was 0% for the three and nine months ended September 30, 2020 and 2019. The Company recorded no income tax provision for the three and nine months ended September 30, 2020 and 2019.

The provision for income taxes during the interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss for the reporting period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws, business reorganizations and settlements with taxing authorities.

The income tax rates vary from the US federal statutory rate of 21% primarily due to the full valuation allowance on the Company’s deferred tax assets. The Company has recorded the full valuation allowance based on an evaluation of both positive and negative evidence, including latest forecasts and cumulative losses in recent years. The Company has concluded that it was more likely than not that none of its deferred tax assets would be realized.

On March 27, 2020, in response to the COVID-19 pandemic, the president of the United States signed the CARES Act. The Company does not expect there to be any significant benefit to its income tax provision as a result of the CARES Act, and the Company continues to monitor for any potential tax legislation related to the COVID-19 pandemic.

12.RELATED PARTY TRANSACTIONS

Through September 30, 2020, the Company maintained two separate consulting agreements with the Company’s CSO and the Company’s CFO and COO.

Beginning in the year ended December 31, 2014, the Company entered into its first consulting agreement with the CSO. Pursuant to the amended agreement dated July 20, 2018, the CSO is entitled to a consulting fee of $400 per hour, provided that he is limited to nineteen (19) hours per month unless he obtains approval from the Company’s Chief Executive Officer. The consulting agreement indicates that the CSO will provide a leadership role for the Company’s business development strategies. The consulting fees paid to the CSO totaled $579,700 and $135,900 in the nine months ended September 30, 2020 and 2019, respectively. In addition, the Company issued the CSO 320,000 shares of common stock on June 19, 2020 in exchange for services rendered and no cash considerations. See Note 9.

Beginning in the year ended December 31, 2018, the Company entered into its first consulting agreement with the CFO and COO. Initially, his title was "Consultant", and the Company changed his title to CFO and COO on October 25, 2019. The CFO and COO was elected as a director of the Company on January 17, 2020. Pursuant to the agreement on April 18, 2018 and amended on September 4, 2019, the CFO and COO is entitled to a consulting fee of $2,500 per month amended to $10,000 per month plus discretionary bonuses approved by management. The consulting fees paid to the CFO and COO totaled $140,000 and $23,800 in the nine months ended September 30, 2020 and 2019, respectively. In addition, the Company issued the CFO and COO 402,000 shares of common stock on June 19, 2020 in exchange for services rendered and no cash considerations. See Note 9.

On June 8, 2020, the Company issued the Chief Medical Officer and another employee 3,106 and 430 shares of common stock, respectively. The shares were issued in exchange for services rendered and no cash considerations. See Note 9.

13.SUBSEQUENT EVENTS

Initial Public Offering and Preferred Stock Conversion

On October 15, 2020, the Company received net proceeds of $12,372,700 its initial public offering (“the IPO”), after deducting underwriting discounts and commissions of $1,275,000 and other offering expenses of $1,352,300 incurred. The Company issued and sold 1,250,000 shares of common stock in the IPO at a price of $12.00 per share. In connection with the IPO, all shares of the Company’s Series A-1 Preferred Stock and Series B Preferred Stock were converted into 624,594 and 469,136 shares of common stock, respectively.

Lease Facility Renewal

On November 19, 2020, the Company’s board of directors approved the lease renewal of its premises in Houston, Texas. Once the current lease expires in May, 2021, the renewed lease agreement will commence under an operating lease agreement that is noncancelable from commencement until May 1, 2024. The Company has the option to cancel the lease thereafter until the agreement expires on May 1, 2026. The termination date is effective after 90 days notice of cancellation.

If the Company exercises the cancellation option, the Company must also pay the lessor a termination payment equal to three months of base rent.

The future minimum commitments under the renewed facility lease agreement will be as follows:

Amount
2021	$179,800
2022	269,700
2023	274,200
2024	230,400
Total	$954,100

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our financial statements and should be read in conjunction with such financial statements and notes thereto set forth elsewhere herein.

Overview

Kiromic BioPharma, Inc. (together with its subsidiary, “we,” “us,” “our” or the “Company”) is a pre-clinical stage immuno-oncology, target discovery and gene editing company developing tumor-specific cancer engineered immunotherapies to face and defeat multiple cancer types. We are focused on extending the benefits of immunotherapy by leveraging our proprietary technologies. Our approach seeks to generate a therapeutic immune response in patients by unleashing the demonstrated natural power of a patient's own immune system to recognize tumor-specific peptide sequences presented on cancer cells, known as tumor specific iso-antigens, capable of generating an immunological response and therefore eradicate cancer cells. We are developing our brand of chimeric antigen receptor (“CAR”) T cell product candidates known as ALEXIS. These are designed to treat cancer by capitalizing on the immune system's ability to destroy cancer cells. These products are in the pre-initial new drug (“IND”) stages of the US Food and Drug Administration (the “FDA”) clinical trial process. We are currently going through the IND validation process and we expect that IND enabling trials will commence in the fourth quarter of 2020.

CAR T cell therapy, a form of cancer immunotherapy, has recently emerged as a revolutionary and potentially curative therapy for patients with hematologic cancers, including refractory cancers. In 2017, two autologous anti-CD19 CAR T cell therapies, Kymriah, developed by Novartis International AG, and Yescarta, developed by Kite Pharma, Inc., were approved by the FDA for the treatment of relapsing/remitting B-cell precursor acute lymphoblastic leukemia and relapsing/remitting large B cell lymphoma, respectively. Autologous CAR T cell therapies are manufactured individually for the patient's use by modifying the patient's own T cells outside the body, causing the T cells to express CARs. The entire manufacturing process is dependent on the viability of each patient's T cells and takes approximately two to four weeks. Allogenic T cell therapies involve engineering healthy donor T cells, which we believe will allow for the creation of an inventory of off-the-shelf products that can be delivered to a larger portion of eligible patients throughout the world.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began principal business operations in 2012.

Trends and Uncertainties—COVID-19

We are subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the responses that we, other businesses and governments are taking continue to evolve. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remain uncertain.

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's service providers, suppliers, contract research organizations and our clinical trials, all of which are uncertain and cannot be predicted. As of the date of this report, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

Recent Developments

As of the date of the audit report on our 2019 financial statements, conditions and events existed that raised substantial doubt with respect to the going concern assumption on the financial statements. Based on proceeds obtained from the

Series B Preferred Stock round of financing and our plans to reduce discretionary spending, management projected it would have sufficient cash to support operations through at least April 7, 2021. As a result, the Company concluded that management's plans were probable of being implemented and alleviated substantial doubt about its ability to continue as a going concern.

As of June 26, 2020, management evaluated substantial doubt regarding the going concern assumption through June 26, 2021. Management's plans were updated to further finance operations through additional equity or debt financing arrangements, and/or third party collaboration funding; however, if the Company was unable to raise additional funding to meet its working capital needs, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. The negative cash flows and lack of financial resources of the Company raised substantial doubt as to the Company's ability to continue as a going concern, and that substantial doubt was not alleviated as of June 26, 2020.

After considering the Form 10-Q filing date of November 30, 2020, management extended its consideration of the going concern assumption through November 30, 2021. Management's plans were updated to further finance operations through additional equity or debt financing arrangements, and/or third party collaboration funding; however, if the Company is unable to raise additional funding to meet its working capital needs, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. The negative cash flows and lack of financial resources of the Company raise substantial doubt as to the Company's ability to continue as a going concern, and that substantial doubt has not been alleviated.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

·	slow or delayed IND applications;
·	slow or delayed clinical trial enrollment;
·	patent reinforcement and prosecution; and
·	changes in laws or the regulatory environment affecting our company.

Emerging Growth Company

We qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

·	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
·

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

·	submit certain executive compensation matters to stockholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and
·

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Components of Results of Operations

Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the foreseeable future. We will record revenue from collaboration agreements, including amounts related to upfront payments, annual fees for licenses of our intellectual property and research and development funding. However, none of those agreements have been executed as of the issuance date of this report.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates. These include the following:

·	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
·

expenses incurred under agreements with third parties, including contract research organizations and other third parties that conduct preclinical research and development activities and clinical trials on our behalf;

·

costs of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and future clinical trials, including the costs of contract manufacturing organizations, that will manufacture our clinical trial material for use in our preclinical studies and potential future clinical trials;

·	costs of outside consultants, including their fees and related travel expenses;
·	costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
·	license payments made for intellectual property used in research and development activities; and
·	facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs if specifically, identifiable to research activities.

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we initiate a Phase 1/2a clinical trial for our ALEXIS AIDT-1 and Isomesothelin product candidates and continue to discover and develop additional product candidates.

We cannot determine with certainty the duration and costs of future clinical trials of our Isomesothelin product candidates, ALEXIS AIDT-1 product candidate, or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our Isomesothelin product candidates and ALEXIS AIDT-1 product candidate and any other our product candidate we may develop will depend on a variety of factors, including:

·

the scope, rate of progress, expense and results of clinical trials of our Isomesothelin product candidates, ALEXIS AIDT-1 product candidate, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;

·	uncertainties in clinical trial design and patient enrollment rates;
·	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
·	significant and changing government regulation and regulatory guidance;
·	the timing and receipt of any marketing approvals; and
·	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to slower than expected patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, business development, operations and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs that are not specifically attributable to research activities.

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued research activities and development of product candidates. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table sets forth key components of our results of operations for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended
	September 30,		Increase (Decrease)
	2020	2019	$	%
Operating expenses:
Research and development	$1,225,700	$272,100	$953,600	350.46%
General and administrative	1,190,000	607,400	582,600	95.92%
Total operating expenses	2,415,700	879,500	1,536,200	174.67%
Loss from operations	(2,415,700)	(879,500)	1,536,200	174.67%
Other expense
Interest expense	—	(7,400)	(7,400)	(100.00)%
Total other expense	—	(7,400)	(7,400)	(100.00)%
Net loss	$(2,415,700)	$(886,900)	$1,528,800	172.38%

Research and development expenses. Our research and development expenses increased by $953,600, or 350.46%, to $1,225,700 for the three months ended September 30, 2020 from $272,100 for the three months ended September 30, 2019. The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended
	September 30,		Increase (Decrease)
	2020	2019	$	%
Direct research and development expenses by product candidate:
AIDT-1 development costs	$—	$26,200	$(26,200)	(100.00)%
Isomesothelin development costs	13,500	—	13,500	100.00%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	813,300	144,500	668,800	462.84%
Laboratory supplies and services	252,000	28,200	223,800	793.62%
Outsourced research and development (net of reimbursements)	(11,300)	48,400	(59,700)	(123.35)%
Laboratory equipment and maintenance	22,300	1,100	21,200	1,927.27%
Facility-related costs	104,600	23,600	81,000	343.22%
Other research and development costs	31,300	100	31,200	n/m
Total research and development expenses	$1,225,700	$272,100	$953,600	350.46%

As illustrated above, the increase in research and development expenses resulted from (i) a $668,800 increase in employee related costs, which primarily included a $314,500 increase in wages, benefits and payroll taxes and a $342,000 increase in stock compensation expenses attributable to research and development employees; (ii) a $223,800 increase in laboratory supplies in services, which primarily included a $197,500 increase in spending on disposables and consumables for in-vitro testing and validation of pipeline candidates, with the remaining balance driven by supplies spending; (iii) a $81,000 increase in facility-related costs, primarily driven by a $46,800 increase in allocated rent net of granting agency reimbursements, and a $29,900 increase in allocated depreciation expenses with the remaining amount attributed to repairs, maintenance, and utilities; (iv) a $31,200 increase in other research and development costs, which were driven by intellectual property legal expenses and intellectual property filings; (v) a $21,200 increase in laboratory equipment and maintenance, driven entirely by new non-capitalizable equipment purchases and maintenance to support in-vitro testing and validation by our research and development scientists.

These increases were offset by a $59,700 decrease in outsourced research and development costs, which primarily included a $118,000 in cost reductions from grant reimbursements, offset by an increase in for research studies and other consulting fees of $55,300. The remaining offsetting variance is driven by stock compensation expenses attributable to non-employees.

These cost increases were primarily incurred to support in-vitro testing and validation of our product candidates.

1.

Augmented our research and development team: In the three months ended September 30, 2020 and 2019, our average headcount increased to 8.5 employees from 1.5 employees allocable to research and development and clinical trials preparation.

2.	Amended lease agreements: We amended our Houston facility lease agreement to expand the leased property by 4,100 square feet.
3.

In-vitro experimentation costs: $197,500 in disposable and consumable spending during the three months ended September 30, 2020 for validation experiments and other services related to our Isomesothelin product candidates, ABBIE, and Gamma Delta T-Cell Expansion.

The cost increases were also partially due to the difference in grant reimbursements in the three months ended September 30, 2020 and 2019. In August 2018, the National Institute of Health (NIH), the primary agency of the United States government responsible for biomedical and public health research, awarded a Phase I/II grant in the amount of $2,235,000 for the development and non-clinical testing of a new anti-arteriosclerosis gene therapy delivered by engineered adeno-associated viral vectors. Phase I of the grant approved amounts of $851,000 and which covers the period September 2018 through August 2019, entitles us to reimbursement for certain salaries and wages, materials and supplies, facilities and administrative costs, and fixed fees. The Company did not complete Phase I by August 2019, but was granted an extension to complete Phase I by the NIH through August 2021. Starting after Phase 1 completion in 2021, Phase II of the grant covers reimbursements for certain salaries and wages, materials and supplies, facilities and administrative costs, and fixed fees of $1,384,000. During the three months ended September 30, 2020 and 2019, we recognized $142,400 and $51,600, respectively, as reductions to research and development expense within the statements of operations pursuant to the grant from the NIH.

General and administrative expenses.    Our general and administrative expenses increased by $582,600, or 95.92%, to $1,190,000 for the three months ended September 30, 2020 from $607,400 for the three months ended September 30, 2019.

During the three months ended September 30, 2020 and 2019, the increase primarily resulted from an increase in stock compensation expenses of $744,000 and wages and salaries of $104,000. These increases were offset by reductions to corporate finance and development expenses of $229,800, travel of $22,300, and $19,600 in professional services costs.

Employee related expenses were impacted by increases to headcount, employee salary rates, and equity grant modifications. During the three months ended September 30, 2020 and 2019, the headcount for employees allocated to general and administrative purposes increased to four employees from three employees, respectively. In addition, the Chief Executive Officer's salary increased to an annual rate of $504,000 from $280,000 as of September 30, 2020 and 2019, respectively.

The increase in stock compensation expense was primarily driven by stock option grant modification allocated to general and administrative expense increased stock compensation expense by $692,600. The decrease in corporate finance and development expenses are driven by reduced consulting fees owed to our Chief Scientific and Innovation Officer and Chief Financial Officer during the three months ended September 30, 2020 compared to the same period in the prior year. The decrease in professional service costs were primarily driven by reduced legal, and accounting costs.

Interest expense.     Interest expense decreased by $7,400, to $0 for the three months ended September 30, 2020 from $7,400 for the three months ended September 30, 2019. The decrease is driven by the variance in the balance of convertible promissory notes during the three months ended September 30, 2020 and 2019.

Total interest expense accrued on the notes in the three months ended September 30, 2019 totaled $7,400. On August 15, 2019, each holder of convertible promissory notes issued during 2019 agreed to voluntarily convert the amounts of principal and interest then outstanding into shares of Series A-1 Preferred Stock.

Net loss.    As a result of the cumulative effect of the factors described above, our net loss increased to $2,415,700 during the three months ended September 30, 2020 compared to $886,900 during the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended
	September 30,		Increase (Decrease)
	2020	2019	$	%
Operating expenses:
Research and development	$3,526,100	$601,500	$2,924,600	486.22%
General and administrative	12,109,200	934,300	11,174,900	1,196.07%
Total operating expenses	15,635,300	1,535,800	14,099,500	918.06%
Loss from operations	(15,635,300)	(1,535,800)	14,099,500	918.06%
Other expense
Interest expense	—	(22,400)	(22,400)	(100.00)%
Total other expense	—	(22,400)	(22,400)	(100.00)%
Net loss	$(15,635,300)	$(1,558,200)	$14,077,100	903.42%

Research and development expenses. Our research and development expenses increased by $2,924,600, or 486.22%, to $3,526,100 for the nine months ended September 30, 2020 from $601,500 for the nine months ended September 30, 2019. The following table summarizes our research and development expenses by product candidate or development program:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2020	2019	$	%
Direct research and development expenses by product candidate:
AIDT-1 development costs	$3,000	$46,300	$(43,300)	(93.52)%
Isomesothelin development costs	59,000	—	59,000	100.00%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	1,940,400	208,200	1,732,200	831.99%
Laboratory supplies and services	385,800	73,400	312,400	425.61%
Outsourced research and development	653,000	190,900	462,100	242.06%
Laboratory equipment and maintenance	49,600	1,100	48,500	4,409.09%
Facility-related costs	282,500	81,200	201,300	247.91%
Other research and development costs	152,800	400	152,400	n/m
Total research and development expenses	$3,526,100	$601,500	$2,924,600	486.22%

As illustrated above, the increase in research and development expenses resulted from (i) a $1,732,200 increase in employee related costs, which primarily included a $904,400 increase in wages, benefits and payroll taxes and a $801,400 increase in stock compensation expenses attributable to research and development employees; (ii) a $462,100 increase in outsourced research and development costs, which primarily included a $165,800 increase in research studies and other consulting fees along with a $310,000 increase in stock compensation expenses attributable to non-employees; (iii) a $312,400 increase in laboratory supplies in services, which primarily included a $301,000 increase in spending on disposables and consumables for in-vitro testing and validation of pipeline candidates, with the remaining balance driven by supplies spending; (iv) a $201,300 increase in facility-related costs, primarily driven by a $142,200 increase in allocated rent net of granting agency reimbursements, and a $56,100 increase in allocated depreciation expenses with the remaining amount attributed to repairs, maintenance, and utilities; (v) a $152,400 increase in other research and development costs, which were driven by intellectual property legal expenses and intellectual property filings; (vi) a $48,500 increase in laboratory equipment and maintenance, driven entirely by new non-capitalizable equipment purchases and maintenance to support in-vitro testing and validation by our research and development scientists.

These cost increases were primarily incurred to support in-vitro testing and validation of our product candidates.

1.

Augmented our research and development team: In the nine months ended September 30, 2020 and 2019, our average headcount increased to 7 employees from 1.5 employees allocable to research and development and clinical trials preparation.

2.	Amended lease agreements: We amended our Houston facility lease agreement to expand the leased property by 4,100 square feet.
3.

Intellectual property augmentation: Longwood University (“Longwood”), granted us the exclusive right to negotiate a worldwide, exclusive license for certain patent rights. The patent rights pertain to "T-cells expressing a chimeric -PD l-CD3zeta receptor reduce tumor burden in multiple murine syngeneic models of solid cancer." As compensation for this right, we agreed to pay Longwood an upfront fee of $15,000. We also agreed to reimburse Longwood for fees and expenses incurred for the preparation, filing, prosecution and maintenance of such patent rights. We also filed two utility patent applications and four provisional patent applications to protect intellectual property associated with our other value drivers.

The cost increases were also partially due to the difference in grant reimbursements in the nine months ended September 30, 2020 and 2019. In August 2018, the NIH, the primary agency of the United States government responsible for biomedical and public health research, awarded a Phase I/II grant in the amount of $2,235,000 for the development and non-clinical testing of a new anti-arteriosclerosis gene therapy delivered by engineered adeno-associated viral vectors. Phase I of the grant approved amounts of $851,000 and which covers the period September 2018 through August 2019, entitles us to reimbursement for certain salaries and wages, materials and supplies, facilities and administrative costs, and fixed fees. The Company did not complete Phase I by August 2019, but was granted an extension to complete Phase I by the NIH through August 2021. Starting after Phase 1 completion in 2021, Phase II of the grant covers reimbursements for certain salaries and wages, materials and supplies, facilities and administrative costs, and fixed fees of $1,384,000. During the nine months ended September 30, 2020 and 2019, we recognized $142,400 and $239,900, respectively, as reductions to research and development expense within the statements of operations pursuant to the grant from the NIH.

General and administrative expenses.    Our general and administrative expenses increased by $11,174,900, or 1,196.07%, to $12,109,200 for the nine months ended September 30, 2020 from $934,300 for the nine months ended September 30, 2019.

During the nine months ended September 30, 2020 and 2019, the increase primarily resulted from an increase in stock compensation expenses of $10,099,600, an increase in corporate finance and development expenses of $349,700, a $337,100 increase in professional services costs, and $375,200 of increased employee related expenses.

The increase in stock compensation expense was primarily driven by common stock issuances of 725,536 shares to our Chief Financial Officer, Chief Strategy and Innovation Officer, Chief Medical Officer, and another employee in exchange for services rendered totaling $9,432,000. In addition, stock option grant modification allocated to general and administrative expense increased stock compensation expense by $692,600. The increase in corporate finance and development expenses are driven by consulting fees owed to our Chief Scientific and Innovation Officer and Chief Financial Officer. The increase in professional service costs were primarily driven by increased legal, and accounting expenses.

Employee related expenses were impacted by increases to headcount and employee salary rates. During the nine months ended September 30, 2020 and 2019, the headcount for employees allocated to general and administrative purposes increased to four employees from three employees, respectively. In addition, the Chief Executive Officer's salary increased to an annual rate of $504,000 from $280,000 as of September 30, 2020 and 2019, respectively.

Interest expense.    Interest expense decreased by $22,400, to $0 for the nine months ended September 30, 2020 from $22,400 for the nine months ended September 30, 2019. The decrease is driven by the variance in the balance of convertible promissory notes during the nine months ended September 30, 2020 and 2019.

During the nine months ended September 30, 2019, we issued an additional $250,000 convertible promissory notes. The issued notes accrued interest at a rate of 17% per annum. Additionally, the Company settled an accounts payable with a vendor by issuing a convertible promissory note in the amount of $134,800 which accrued interest at a rate of 6% per annum. Total interest expense accrued on the notes in the nine months ended September 30, 2019 totaled $22,400. On August 15, 2019, each holder of convertible promissory notes issued during 2019 agreed to voluntarily convert the amounts of principal and interest then outstanding into shares of Series A-1 Preferred Stock.

Net loss.    As a result of the cumulative effect of the factors described above, our net loss increased to $15,635,300 during the nine months ended September 30, 2020 compared to $ $1,558,200 during the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $469,300. As of December 31, 2019 we had cash and cash equivalents of $1,929,100. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible promissory notes and preferred stock.

Following our recent offering of Series B Preferred Stock discussed below and increased expenditures related to our ongoing research and development efforts as well as the completion of an initial public offering on October 15, 2020, we determined that our current levels of cash will not be sufficient to meet our anticipated cash needs for our operations through November 30, 2021. We have incurred significant operating losses since inception, and we expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase, including in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with contract manufacturing organizations and building out internal capacity to have product manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio and providing general and administrative support for our operations. As a result, substantial doubt exists regarding the going concern assumption on our financial statements.

We are seeking significant additional capital funding to develop our platform, additional hiring of scientific professionals, hiring other general and administrative employees, and clinical trials. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. In consideration of our plans, substantial doubt cannot be alleviated with respect to our continued operations through November 30, 2021. Management's plans, of which the raising additional capital is not within management's control and cannot be assured, do not alleviate such substantial doubt through November 30, 2021.

Summary of Cash Flow

The following table sets forth a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(3,557,200)	$(1,000,900)
Net cash used in investing activities	(1,013,100)	(26,500)
Net cash provided by financing activities	3,110,500	1,830,900
Net increase (decrease) in cash and cash equivalents	(1,459,800)	803,500
Cash and cash equivalents at beginning of the period	1,929,100	384,300
Cash and cash equivalents at end of the period	469,300	1,187,800

Cash flows from operating activities

Net cash used in operating activities was $3,557,200 for the nine months ended September 30, 2020, as compared to $1,000,900 for nine months ended September 30, 2019. In the nine months ended September 30, 2020, net loss of $15,635,300 and outflows from prepaid expenses and other current assets in the amount of $149,800 were the cash outflows drivers. These cash outflows were offset by stock compensation expenses from common stock issuances in the amount of $9,432,000, stock compensation expenses from stock options and restricted stock units of $2,148,000, accounts payable in the amount of $398,300, and accrued expenses in the amount of $130,700.

Net cash used in operating activities increased by a total of $2,556,300 period-over-period. The main driver for the increase is the $14,077,100 increase in net loss offset by non-cash inflows from increased stock compensation expenses in the amount of $11,211,000. We primarily used cash to augment our research and development team, expand our leased property, expand our intellectual property portfolio, and pay for corporate development costs related to obtaining additional financing. See "Results of Operations" above for further details.

Cash flows from investing activities

Net cash used in investing activities was $1,013,100 for the nine months ended September 30, 2020, as compared to $20,000 for the nine months ended September 30, 2019. Our net cash used in investing activities consisted entirely of purchases of property and equipment.

Net cash used in investing activities increased by a total of $986,600 in the nine months ended September 30, 2020 from September 30, 2019. This was primarily driven by $986,400 in cash outflows from equipment and leasehold improvements attributed to our Clean Room and Vivarium current good manufacturing practices facilities located in our Houston office.

Cash flows from financing activities

Net cash provided by financing activities was $3,110,500 during the nine months ended September 30, 2020 as compared to $1,830,900 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the net cash provided by financing activities primarily consisted of proceeds from preferred stock issuance in the amount of $3,000,000 and proceeds from a loan payable of $105,600, net of repayments. During the nine months ended September 30, 2019, the net cash provided by financing activities consisted of proceeds from the sale of convertible promissory notes in the amount of $250,000, proceeds from the Series B Preferred Stock round of financing totaling $1,571,400, and stock option exercises totaling $9,500.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements for any of the periods presented.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Fair Value Measurements—The carrying value of our cash and cash equivalents, unbilled receivables from the granting agency, prepaid expenses and other assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In estimating the fair value of an asset or a liability, we take into account the characteristics of the asset or liability if market participants would take those characteristics into account when pricing the asset or liability at the measurement date.

We account for financial instruments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2—Quoted prices in non-active markets or in active markets for similar assets or liabilities, observable inputs other than quoted prices, and inputs that are not directly observable but are corroborated by observable market data.

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2019 and 2018.

Stock-Based Compensation—We record stock compensation expense related to our 2017 Equity Incentive Plan in accordance with ASC 718, Compensation—Stock Compensation. We measure and recognize stock compensation expense for all stock-based awards, including stock options, based on estimated fair values recognized using the straight-line method over the requisite service period. The fair value of stock options is estimated on the grant date using the Black-Scholes option-valuation model. The calculation of stock-based compensation expense requires that we make assumptions and judgments about the variables used in the Black- Scholes option-valuation model, including the fair value of our common stock, expected term, expected volatility of the underlying common stock, and risk-free interest rate. Forfeitures are accounted for when they occur.

We estimate the grant-date fair value of stock options using the Black-Scholes option-valuation model and the assumptions used to value such stock options are determined as follows:

Expected Term.    The expected term represents the period that our stock options are expected to be outstanding. Due to limitations on the sale or transfer of our common stock as a privately held company, we do not believe our historical exercise pattern is indicative of the pattern we will experience as a future publicly traded company. We have consequently used the SAB No. 110, simplified method to calculate the expected term, which is the average of the contractual term and vesting period. We plan to continue to use the SAB 110 simplified method until we have sufficient trading history as a publicly traded company.

Risk-Free Interest Rate.    We base the risk-free interest rate used in the Black-Scholes option-valuation model on the implied yield available on US Treasury zero-coupon issues with a term equivalent to that of the expected term of the stock options for each stock option group.

Volatility.    We determine the price volatility based on the historical volatilities of industry peers as we have no trading history for our common stock price. We intend to continue to consistently apply this process using the same or a similar peer group of public companies, until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available, or unless circumstances change such that the identified peer companies are no longer similar, in which case other suitable peer companies whose common stock prices are publicly available would be utilized in the calculation.

Dividend Yield.    The expected dividend assumption is based on our current expectations about our anticipated dividend policy. To date, we have not declared any dividends and, therefore, we used an expected dividend yield of zero.

Common Stock Valuations. The fair value of the common stock underlying our stock-based compensation grants has historically been determined by our board of directors, with input from management and third-party valuations. We believe that the board of directors has the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately- Held Company Equity Securities Issued as Compensation, the board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:

•	valuations of the common stock performed by third-party specialists;
•	the prices, rights, preferences, and privileges of our Series A-1 Preferred Stock and Series B Preferred Stock relative to those of our common stock;
•	lack of marketability of the common stock;
•	current business conditions and projections;
•	hiring of key personnel and the experience of management;
•	our stage of development;
•	likelihood of achieving a liquidity event, a merger or acquisition of our company given prevailing market conditions, or other liquidation event;
•	the market performance of comparable publicly traded companies; and
•	the U.S. and global capital market conditions.

In valuing our common stock, the board of directors determined the equity value of our business using various valuation methods including combinations of income and market approaches. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. The market approach references actual transactions involving (i) the subject being valued, or (ii) similar assets and/or enterprises.

For each valuation, the equity value determined by the income and market approaches was then allocated to the common stock using either the option pricing method, or OPM, or probability—weighted expected return model, or PWERM.

The option pricing method is based on the Black Scholes option valuation model, which allows for the identification of a range of possible future outcomes, each with an associated probability. The OPM is appropriate to use when the range of possible future outcomes is difficult to predict and thus creates highly speculative forecasts. In general, while simple in its application, management did not use the OPM approach when considering allocation techniques for the valuation of equity interests in early stage, privately held life science companies. Management determined that applying the OPM would violate the major assumptions of the Black Scholes option valuation model approach. Additionally, the simulation approach can generally be reasonably approximated by a scenario-based approach like the PWERM as described below.

PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include an initial public offering, as well as non- initial public offering market-based outcomes. Determining the fair value of the enterprise using the PWERM requires us to develop assumptions and estimates for both the probability of an initial public offering liquidity event and stay private outcomes, as well as the values we expect those outcomes could yield. Since in February 2018, we have valued our common stock based on a PWERM.

Application of our approach involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact valuations as of each valuation date and may have a material impact on the valuation of our common stock.

For valuations after the completion of an initial public offering, the board of directors will determine the fair value of each share of underlying common stock based on the closing price of the common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in assumptions or market conditions.

Warrants Underlying Shares of Series B Preferred Stock—We record warrants to purchase shares of common stock underlying our shares of Series B Preferred Stock in accordance with ASC 470, Debt with conversion and other options. The fair value of the warrants is estimated on the purchase date using the Black-Scholes option- valuation model. The calculation of warrants requires that we make assumptions and judgments about the variables used in the Black-Scholes option-valuation model, including the fair value of our common stock, expected term, expected volatility of the underlying common stock, and risk-free interest rate.

We estimate the fair value of warrants using the Black-Scholes option-valuation model and the assumptions used to value such warrants are determined as follows:

Expected Term.    The expected term represents the period that our warrants are expected to be outstanding. The warrants become exercisable in accordance with the schedule set forth below following completion by the Company of an initial public offering and thereafter may be exercised at any time prior to expiration ten years from the date of issuance.

•	30% of the warrants beginning nine months after the date on which the securities of the Company are first listed on a United States national securities exchange (such date, the "Listing Date");
•	An additional 30% of the warrants beginning nine months after the Listing Date; and
•	The remainder of the warrants beginning twelve months after the Listing Date.

Since the vesting schedule is contingent upon completion of an initial public offering, we assessed the expected term of the warrants to be ten years.

Risk-Free Interest Rate.    We base the risk-free interest rate used in the Black-Scholes option-valuation model on the implied yield available on US Treasury zero-coupon issues with a term equivalent to that of the expected term of the warrants.

Volatility.    We determine the price volatility based on the historical volatilities of industry peers as we have no trading history for our common stock price. We intend to continue to consistently apply this process using the same or a similar peer group of public companies, until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available, or unless circumstances change such that the identified peer companies are no longer similar, in which case other suitable peer companies whose common stock prices are publicly available would be utilized in the calculation.

Dividend Yield.    The expected dividend assumption is based on our current expectations about our anticipated dividend policy. To date, we have not declared any dividends and, therefore, we used an expected dividend yield of zero.

Common Stock Valuations.    The fair value of the common stock underlying our warrants has historically been determined by our board of directors, with input from management and third-party valuations. We believe that the board of directors has the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, the board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:

•	valuations of the common stock performed by third-party specialists;
•	the prices, rights, preferences, and privileges of our Series A-1 Preferred Stock and Series B Preferred Stock relative to those of our common stock;
•	lack of marketability of the common stock;
•	current business conditions and projections;
•	hiring of key personnel and the experience of management;
•	our stage of development;
•	likelihood of achieving a liquidity event, such as an initial public offering, a merger or acquisition of our company given prevailing market conditions, or other liquidation event;
•	the market performance of comparable publicly traded companies; and
•	the U.S. and global capital market conditions.

In valuing our common stock, the board of directors determined the equity value of our business using various valuation methods including combinations of income and market approaches. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. The market approach references actual transactions involving (i) the subject being valued, or (ii) similar assets and/or enterprises.

For each valuation, the equity value determined by the income and market approaches was then allocated to the common stock using either the option pricing method, or OPM, or probability—weighted expected return model, or PWERM.

The option pricing method is based on the Black-Scholes option valuation model, which allows for the identification of a range of possible future outcomes, each with an associated probability. The OPM is appropriate to use when the range of possible future outcomes is difficult to predict and thus creates highly speculative forecasts. In general, while simple in its application, management did not use the OPM approach when considering allocation techniques for the valuation of equity interests in early stage, privately held life science companies. Management determined that applying the OPM would violate the major assumptions of the Black Scholes option valuation model approach. Additionally, the simulation approach can generally be reasonably approximated by a scenario-based approach like the PWERM as described below.

PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include an initial public offering, as well as non- initial public offering market-based outcomes. Determining the fair value of the enterprise using the PWERM requires us to develop assumptions and estimates for both the probability of an initial public offering liquidity event and stay private outcomes, as well as the values we expect those outcomes could yield. Since in February 2018, we have valued our common stock based on a PWERM.

Application of our approach involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact valuations as of each valuation date and may have a material impact on the valuation of our common stock.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position, results of operations, or cash flows upon adoption.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11 to amend certain aspects of Topic 842. These amendments provide entities with an additional (and optional) transition method to adopt Topic 842. Under this transition method, an entity initially applies the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings (or other components of equity or net assets, as appropriate) in the period of adoption. On October 16, 2019, the FASB changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2022. The Company is currently evaluating the potential impact of this standard on its financial position, results of operations, and cash flows.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in ASU 2016-13 affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. On October 16, 2019, the FASB has changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2023. The Company is currently evaluating the potential impact of this standard on its financial position, results of operations, and cash flows.

On January 1, 2019, the Company adopted ASU 2016-15 (Topic 230), Classification of Certain Cash Receipts and Payments, a new standard providing guidance on statement of cash flow classification on specific issues. The standard is effective for financial statements issued for fiscal periods beginning after December 15, 2018. It is required to be applied on a retrospective approach. The Company determined that this standard had no impact on its financial position, results of operations, and cash flows for the year ended December 31, 2019.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The closing of our initial public offering occurred on October 20, 2020. Consequently, as a newly reporting company under the Exchange Act, we are not required to evaluate the effectiveness of our internal controls over financial reporting until the end of the fiscal year after we file our first annual report on Form 10-K, which will occur on December 31, 2021. However, in connection with the audit of our financial statements for the years ended December 31, 2019 and 2018, prior to our initial public offering, we observed material weaknesses in our internal controls over financial reporting during those periods because we did not have a formal process for period end financial closing and reporting, and also because we historically had insufficient resources to conduct an effective monitoring and oversight function independent from our operations. We believe we are addressing these weaknesses through measures including:

-	implementation of additional internal control processes and procedures regarding the financial close and reporting process, procure to pay process, and human resources and payroll process;
-	ensuring the implementation of those internal controls processes allows for a proper segregation of duties; and
-	the recruitment of a full time accounting and finance personnel, including, but not limited to, enhanced scrutiny of accounting entries in the areas where we have observed material weaknesses in our internal controls over financial reporting.

Our management intends to monitor these weaknesses and evaluate whether the remedial actions taken by the Company have remediated these weaknesses when it completes its first evaluation of the Company’s internal controls over financial reporting for the fiscal year ending December 31, 2021.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time in the future, we may become involved in litigation or other legal proceedings that arise in the ordinary course of business. We are not currently party to any legal proceedings, and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results or financial condition. In the event we are subject to a legal proceeding, it could have a material adverse impact on us because of litigation costs and diversion of management resources.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during three months ended September 30, 2020 that were not previously disclosed.

We did not repurchase any of shares of our common stock during the three months ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the three months ended September 30, 2020 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation of Kiromic BioPharma, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 21, 2020)
3.2*	Second Amended and Restated Bylaws of Kiromic BioPharma, Inc.
4.1*	Form of Representative’s Warrant Agreement
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

______________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
Date: November 30, 2020	KIROMIC BIOPHARMA, INC.

/s/ Maurizio Chiriva-Internati
Name: Maurizio Chiriva-Internati
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Tony Tontat
Name: Tony Tontat
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)