Form 10-Q
period 2021-03-31
Kiromic Biopharma, Inc.
filed 2021-05-14
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 14, 2021, there were 7,351,890 of the registrant’s ordinary shares outstanding.

Kiromic BioPharma, Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2021

Kiromic Biopharma, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2021

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the heading “Risk Factors” included in our Annual Report on Form 10-K (file no. 001-39169), filed with the Securities and Exchange Commission on March 31, 2021, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$7,335,300	$10,150,500
Prepaid expenses and other current assets	513,500	588,800
Total current assets	7,848,800	10,739,300
Property and equipment, net	2,279,500	2,066,000
Other assets	24,400	24,400
Total Assets	$10,152,700	$12,829,700

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$1,203,200	$665,200
Accrued expenses and other current liabilities	268,900	334,200
Interest payable	—	200
Loan payable	—	105,600
Note payable	227,800	362,400
Total current liabilities	1,699,900	1,467,600

Total Liabilities	1,699,900	1,467,600

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value: 300,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 7,332,999 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,200	1,200
Additional paid-in capital	53,933,900	52,988,700
Accumulated deficit	(45,482,300)	(41,627,800)
Total Stockholders’ Equity	8,452,800	11,362,100

Total Liabilities and Stockholders’ Equity	$10,152,700	$12,829,700

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

+--*-+
	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$1,885,600	$1,028,100
General and administrative	2,071,000	824,600
Total operating expenses	3,956,600	1,852,700
Loss from operations	(3,956,600)	(1,852,700)
Other income (expense)
Gain on loan extinguishment	105,800	—
Interest expense	(3,700)	—
Total other expense	102,100	—
Net loss	$(3,854,500)	$(1,852,700)
Net loss per share, basic and diluted	$(0.53)	$(0.78)
Weighted average common shares outstanding, basic and diluted	7,332,999	2,863,812

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-
	Number of		In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2021	7,332,999	1,200	52,988,700	(41,627,800)	11,362,100
Common stock discount amortization	—	—	24,700	—	24,700
Warrants underlying common stock issuance	—	—	(24,700)	—	(24,700)
Stock compensation expense	—	—	945,200	—	945,200
Net loss	—	—	—	(3,854,500)	(3,854,500)
Balance at March 31, 2021	7,332,999	1,200	53,933,900	(45,482,300)	8,452,800

	Three Months Ended March 31, 2020
	Series A‑1		Series B
	Preferred Stock		Preferred Stock		Common Stock
							Additional Paid-
	Number of		Number of		Number of		In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2020	21,822,301	$9,134,700	9,869,659	$1,306,900	2,863,812	$—	$13,965,000	$(22,427,600)	$1,979,000
Issuance of Series B Preferred Stock	—	—	6,521,738	331,700	—	—	—	—	331,700
Series B Preferred Stock discount amortization	—	—	—	368,400	—	—	(368,400)	—	—
Warrants underlying Series B Preferred Stock issuance	—	—	—	—	—	—	2,668,300	—	2,668,300
Stock compensation expense	—	—	—	—	—	—	456,000	—	456,000
Net loss	—	—	—	—	—	—	—	(1,852,700)	(1,852,700)
Balance at March 31, 2020	21,822,301	$9,134,700	16,391,397	$2,007,000	2,863,812	$—	$16,720,900	$(24,280,300)	$3,582,300

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,854,500)	$(1,852,700)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	95,600	33,800
Stock compensation expense	945,200	456,000
Gain on loan extinguishment	(105,800)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	75,400	(99,700)
Accounts payable	273,600	(35,200)
Accrued expenses and other current liabilities	(65,400)	17,500
Net cash used for operating activities	(2,635,900)	(1,480,300)
Cash flows from investing activities:
Purchases of property and equipment	(44,700)	(406,300)
Net cash used for investing activities	(44,700)	(406,300)
Cash flows from financing activities:
Repayments of note payable	(134,600)	—
Proceeds from Series B Preferred Stock issuance	—	3,000,000
Net cash (used in) provided by financing activities	(134,600)	3,000,000
Net change in cash and cash equivalents	(2,815,200)	1,113,400
Cash and cash equivalents:
Beginning of year	10,150,500	1,929,100
End of period	$7,335,300	$3,042,500

Supplemental disclosures of non-cash investing and financing activities:
Accruals for property and equipment	$264,400	$230,700
Cash paid for interest on note payable	$3,700	$—
Warrants underlying Series B Preferred Stock issuance	$—	$2,668,300

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

The Company is a target discovery and gene-editing company utilizing artificial intelligence and its proprietary neural network platform with a therapeutic focus on immuno-oncology. The Company maintains offices in Houston, Texas. The Company has not generated any revenues to date.

The Company’s wholly-owned subsidiary, GreenPlanet Pharma, Inc., operates an oral healthcare business. It has developed a mouthwash using a high quality, safe, and natural ingredient formulation to provide effective symptomatic relief for a wide range of oral irritations and health concerns. This business has not generated any revenues.

Going Concern—These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $2,635,900 for the three months ended March 31, 2021, and an accumulated deficit of $45,482,300 as of March 31, 2021. To date, the Company has relied on equity and debt financing to fund its operations. The Company’s product candidates are still in the early stages of development, and substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. The Company does not have sufficient cash on hand or available liquidity to meet its obligations through the twelve months following the date the condensed consolidated financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Given its projected operating requirements and its existing cash and cash equivalents, the Company plans to complete an additional financing transaction in the third quarter of 2021 in order to continue operations. Management is currently evaluating different strategies to obtain the required funding of future operations. These strategies may include, but are not limited to, additional funding from current or new investors. However, there can be no assurance that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms. Therefore, the plans cannot be deemed probable of being implemented. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include determination of the fair value of common stock and related stock-based compensation, warrants to purchase common stock underlying shares of Series B Preferred Stock and IPO common stock, and estimating services incurred by third-party service providers used to recognize research and development expense.

Cash and Cash Equivalents—As of March 31, 2021 and December 31, 2020, cash and cash equivalents consisted entirely of cash on hand and bank deposits. The Company considers all highly liquid instruments with remaining maturities at purchase of 90 days or less to be cash equivalents.

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

Internal Use Software Development Costs—The Company capitalizes certain costs incurred to develop internal use software. All costs incurred that relate to planning and post-implementation phases of development are expensed as incurred. Costs incurred in the development and implementation phases are capitalized and amortized over the estimated life of the software, generally five years. The Company did not capitalize any software development costs for the three months ended March 31, 2021 and 2020.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations. No such interest or penalties were recognized during the three months ended March 31, 2021 and 2020.

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

Proceeds from Grants—During the three months ended March 31, 2021 and 2020, the Company did not recognize any reductions to research and development expense within the condensed consolidated statements of operations pursuant to its grant from the NIH.

Fair Value Measurements—The carrying value of the Company’s cash and cash equivalents, prepaid expenses and other assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

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

There were no changes in the fair value hierarchy levels during the three months ended March 31, 2021 and 2020.

Nonvested Stock Options and Restricted Stock Units—Pursuant to the Company’s 2017 Stock Incentive Plan (the “Plan”), the Company has the ability to issue a variety of share-based payments and incentives to board members, employees, and non-employees through grants of nonvested stock options.

The vesting conditions for stock options include annual, and monthly. Annual vesting conditions are for four years. Monthly vesting conditions range from 10 to 48 months. When nonvested options are vested, they become exercisable over a 10-year period from grant date.

The vesting conditions for restricted stock units include cliff vesting conditions. Certain restricted stock units vest with a range of 6 to 12 months following the expiration of employee lock-up agreements. Certain restricted stock units vest based on the later of achievement of key milestones or the expiration of employee lock-up agreements. When nonvested restricted stock units are vested, they become exercisable over a 10-year period from grant date.

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

Common Stock Valuations. The Company did not grant any stock options during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company’s board of directors, with input from management and third-party valuations, determined the fair value of the common stock underlying all stock-based compensation grants. The Company believes that the board of directors had the relevant experience and expertise to determine the fair value of the Company’s common stock before the Company’s common stock became publicly traded. The board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the Company’s common stock at each grant date. These factors include:

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

PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include an initial public offering, as well as non-initial public offering market-based outcomes. Determining the fair value of the enterprise using the PWERM requires the Company to develop assumptions and estimates for both the probability of an initial public offering liquidity event and stay private outcomes, as well as the values the Company expects those outcomes could yield. From February 2018 to October 2020, the Company has valued its common stock based on a PWERM.

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

For valuations after the completion of an initial public offering, the fair value of each share granted by the board of directors will be equal to the closing price of the common stock on the date of grant

Segment Data—The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

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

3.NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is determined by dividing net loss less deemed dividends by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the stock options, restricted stock units, convertible Series A-1 Preferred Stock, and the convertible Series B Preferred Stock have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average common shares outstanding used to calculate both basic and diluted loss per common shares are the same. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(3,854,500)	$(1,852,700)
Less: Series B Preferred Stock discount amortization	—	(368,400)
Less: IPO Common Stock discount amortization	(24,700)	—
Net loss attributable to common shareholders, basic and diluted	$(3,879,200)	$(2,221,100)
Weighted average common shares outstanding, basic and diluted	7,332,999	2,863,812
Net loss per common share, basic and diluted	$(0.53)	$(0.78)

For the three months ended March 31, 2021 and 2020, potentially dilutive securities excluded from the computations of diluted weighted-average common shares outstanding were (in shares):

	March 31,	March 31,
	2021	2020
Stock options to purchase	677	404,391
Restricted Stock Units	32,000	—
Series A‑1 Preferred Stock	—	624,594
Series B Preferred Stock	—	469,136
Warrants underlying Series B Preferred Stock	—	1,399,807
Total	32,677	2,897,928

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Equipment	$1,138,900	$780,500
Leasehold improvements	1,274,600	1,229,700
Office furniture, fixtures, and equipment	16,600	16,600
Software	151,700	151,700
Construction in progress	355,000	449,200
	2,936,800	2,627,700
Less: Accumulated depreciation	(657,300)	(561,700)
Total	$2,279,500	$2,066,000

Depreciation expense was $95,600 and $33,800 for the three months ended March 31, 2021 and, 2020, respectively. Depreciation expense is allocated between research and development and general and administrative operating expenses on the condensed consolidated statements of operations.

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Accrued consulting and outside services	$173,900	$143,200
Accrued compensation	95,000	191,000
Total	$268,900	$334,200

Click or tap here to enter text.

6.LOAN PAYABLE

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

As the legal form of the Note is a debt obligation, the Company accounts for it as debt under ASC 470, Debt, and recorded $105,600 as of December 31, 2020 in the condensed consolidated balance sheet. During the year ended December 31, 2020, the Company received initial proceeds of $115,600 and made a repayment of $10,000 on the SBA Loan, bringing the balance to $105,600 as of December 31, 2020. The Company accrued interest over the term of the loan and did not impute additional interest at a market rate because the guidance on imputing interest in ASC 835-30, Interest, excludes transactions where interest rates are prescribed by a government agency.

During the year ended December 31, 2020, the Company applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. On February 16, 2021, the SBA granted forgiveness of the SBA Loan and all applicable interest. On the date of forgiveness, the principal and accrued interest totaled $105,800. The forgiveness was classified as a gain on loan extinguishment in the condensed consolidated statement of operations.

7.NOTE PAYABLE

In November 2020, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $540,500 with an annual interest rate of 4.59%, to be paid over a period of nine months. As of March 31, 2021 and December 31, 2020, the remaining payable balance on the financed amount was $227,800 and $362,400, respectively.

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

On March 22, 2021, the Company’s board of directors approved a lease expansion within its premises in Houston, Texas. The amended lease agreement will commence on August 1, 2021 under an operating lease agreement that is noncancelable from commencement until May 1, 2024. The amended lease agreement adds approximately 15,385 square feet. The Company has the option to cancel the lease thereafter until the agreement expires on May 1, 2026. The termination date is effective after 90-days notice of cancellation.

If the Company exercises the cancellation option, the Company must also pay the lessor a termination payment equal to three months of base rent.

The total lease payments per month were $21,353 beginning January 1, 2020. The total lease payments per month will be $22,477, 45,554, and $46,116 beginning May 1, 2021, August 1, 2021, and May 1, 2023, respectively. The Company records rent expense as incurred over the term of the leases.

As of March 31, 2021, the future minimum commitments under the amended lease agreement will be as follows:

Amount
2021	$316,600
2022	546,700
2023	551,100
2024	461,200
Total	$1,875,600

Rent expense for the facility lease agreements was $69,000 and $60,000 during the three months ended March 31, 2021 and 2020, respectively. Rent expense is included as an allocation between research and development and general and administrative expense in the condensed consolidated statements of operations.

License Agreements—The Company has entered into a number of licensing arrangements for various intellectual property and licensed patent rights for technologies being developed for commercial sale. As part of these arrangements, the Company is subject to contingent milestone payments in accordance with agreed-upon development objectives, as well as future royalty payments on product sales of the underlying assets. As of March 31, 2021 and December 31, 2020, the Company has not incurred any milestone or royalty liabilities related to these license agreements.

Strategic Alliance Agreement with Leon Office (H.K.)—On January 28, 2021, the Company executed a strategic alliance agreement with Leon Office (H.K.) (“Leon”) a company established under existing laws of Hong Kong. It is intended that Leon acts as an independent business development advisor on behalf of the Company. Leon will seek to introduce organizations and individuals that will create business development opportunities for the Company, to expand the Company’s reach to international markets with a focus on certain Asian markets and to increase brand recognition and exposure through developing liaisons, collaborations, branches and subsidiaries. They will also use commercially reasonable efforts to research the Asian market, with a primary, but not exclusive, focus on determining the most suitable structures for the development of medical partnerships or joint ventures with scientific partners in the Asian market with a mission to test products to be created by the joint venture resulting from such partnership and to develop validation programs for any products produced by such joint venture, including programs for clinical trials and human testing and, ultimately, for product certification. The cost of the agreement is $360,000 annually, payable in four quarterly installments.

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

Accordingly, unless otherwise noted, all share and per share information has been restated to retroactively show the effect of this stock split.

As of March 31, 2021 and December 31, 2020, the Company was authorized to issue 300,000,000 shares of common stock and 60,000,000 shares of Preferred Stock, of which 24,000,000 shares were designated as Series A-1 Preferred Stock and 16,500,000 shares were designated as Series B Preferred Stock.

Common Stock—As of March 31, 2021 and December 31, 2020, the Company has a single class of common stock.

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

Below is a table that outlines the initial value of issuances allocated to the IPO common stock, the IPO common stock discount amortized, and value of IPO common stock that was converted into additional-paid-in-capital during the three months ended March 31, 2021:

2021
Common Stock
Balance at January 1,	$11,975,400
Common stock IPO discount amortization	24,700
Balance at March 31,	$12,000,100

On June 8, 2020, the Company agreed to amend the warrant vesting schedule such that the warrants underlying shares of Series B Preferred Stock became immediately exercisable for each warrant holder. On June 8, 2020, warrant holders exercised their option to purchase 335,982 shares of common stock for proceeds of $1,200. Then, on June 10, 2020, warrant holders exercised their option to purchase an additional 1,063,939 shares of common stock for proceeds of $3,700.

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

The Company has never paid dividends and has no plans to pay dividends on common stock. As of December 31, 2017, the Company adopted a stock option plan. On September 25, 2019, the board of directors approved an additional 10,000,000 shares to be reserved and authorized under the Plan. This approval increased the total number of authorized shares from 20,000,000 to 30,000,000. After the reverse stock splits, the total number of authorized shares was updated to 858,615. On June 19, 2020, the board of directors approved an additional 850,000 shares to be reserved and authorized under the Plan. This approval increased the total number of authorized shares from 858,615 to 1,708,615.

There were 322,063 shares and 271,949 shares available for issuance as of March 31, 2021 and 2020, respectively.

Series B Preferred Stock—On January 24, 2020, the Company issued 4,782,608 shares of Series B Preferred Stock for $2,200,000. On January 29, 2020, the Company filed a certificate of correction to its amended and restated its certificate of incorporation to authorize the issuance of up to 16,500,000 shares of Series B Preferred Stock. On January 31, 2020, the Company issued an additional 1,739,130 shares of Series B Preferred Stock for $800,000.

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

Accordingly, in connection with the IPO, all shares of the Company’s Series B Preferred Stock were converted into 469,136 shares of common stock on October 15, 2020.

Below is a table that outlines the initial value of issuances allocated to Series B Preferred Stock and the Series B Preferred Stock discount amortized during the three months ended March 31:

2020
Series B Preferred Stock
Balance at January 1,	$1,306,900
Series B Preferred Stock proceeds	3,000,000
Series B Preferred Stock discount	(2,668,300)
Series B Preferred Stock discount amortization	368,400
Balance at March 31,	$2,007,000

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

As of March 31, 2020, the Company sold 16,391,397 shares of Series B Preferred Stock, which contained 1,399,921 underlying warrants to purchase common stock based on the exercise price and vesting schedule outlined above. These warrants are equity classified and the fair value of $5,533,000 is reflected as additional paid-in capital.

On June 8, 2020, the Company agreed to amend the warrant vesting schedule such that the warrants became immediately exercisable for each warrant holder.

On June 8, 2020, warrant holders exercised their option to purchase 335,982 shares of common stock for proceeds of $1,200. Then, on June 10, 2020, warrant holders exercised their option to purchase an additional 1,063,939 shares of common stock for proceeds of $3,700. As of March 31, 2021, there were no warrants underlying Series B Preferred Stock.

The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions for the three months ended March 31, 2021 and 2020:

March 31,
2020
Risk-free interest rate	1.54% - 1.88%
Expected volatility	71.95% - 72.71%
Expected life (years)	10
Expected dividend yield	0%

Representative's Warrants—In connection with the IPO on October 15, 2020, the Company granted the underwriters warrants (the "Underwriters' Warrants") to purchase an aggregate of 62,500 shares of common stock at an exercise price of $15.00 per share, which is 125% of the initial public offering price. The Underwriters' Warrants have a five-year term and are not exercisable prior to April 13, 2021. All of the Underwriters' Warrants were outstanding at March 31, 2021.

These warrants were equity classified. As of March 31, 2021 and December 31, 2020, the warrant fair values of $332,600 and $357,300, respectively, is reflected as additional paid-in capital. On the issuance date, the Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions on October 15:

2020
Risk-free interest rate	0.18%
Expected volatility	94.08%
Expected life (years)	2.74
Expected dividend yield	0%

10.STOCK-BASED COMPENSATION

2017 Stock Incentive Plan— Stock Options

There were no options granted during the three months ended March 31, 2021. The Black-Scholes option-pricing model was used to estimate the fair value of stock options with the following weighted-average assumptions for the three months ended March 31:

2020
Risk-free interest rate	1.59% - 2.92%
Expected volatility	72.29% - 78.16%
Expected life (years)	4.93 – 6.07
Expected dividend yield	0%

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

The following table summarizes the activity for all stock options outstanding at March 31 under the Plan:

	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of year	489,718	$10.03	598,083	$11.11
Granted	—	—	17,631	12.02
Exercised	—	—	—	—
Cancelled and forfeited	(57,149)	17.88	(30,768)	11.88
Balance at December 31	432,569	$8.99	584,946	$11.09
Options exercisable at December 31:	408,306	$8.75	361,720	$7.67
Weighted average grant date fair value for options granted during the year:		$—		$35.62

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2021 and 2020 under the Plan:

	Options Outstanding				Options Exercisable
Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
As of	Options	Contractual	Exercise	Intrinsic	Options	Exercise	Intrinsic
March 31,	Outstanding	Life	Price	Value	Exercisable	Price	Value
2021	432,569	6.72	$8.99	$839,700	408,306	$8.75	$269,514
2020	584,946	8.02	$11.09	$18,712,900	361,720	$7.67	$12,808,800

Total stock compensation expense recognized from stock-based compensation awards classified as stock options were recognized in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 as follows:

	2021	2020
Research and development	$19,000	$425,000
General and administrative	102,000	31,000
Total	$121,000	$456,000

On August 20, 2020, the board of directors canceled and terminated 15,792 stock options, granted during the quarter ended June 30, 2020 to four non-employees. Thereafter, on August 20, 2020, the board of directors granted 21,112 stock options to the same individuals with a grant date fair value of $12.81 per share. There were 3,959 stock option grants that were considered vested on the grant date. The effects of the stock option modifications resulted in $20,900 of stock compensation expense allocable to general and administrative for the three months ended March 31, 2021. Included in that amount were $9,600 of incremental compensation costs resulting from the modifications for the three months ended March 31, 2021.

As of March 31, 2021, total unrecognized stock compensation expense is $252,700, related to unvested stock options to be recognized over the remaining weighted-average vesting period of 1.25 years.

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

The following table summarizes the activity for all RSUs outstanding at March 31 under the Plan:

	2021		2020
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of year	946,245	$12.81	—	$—
Granted	6,019	9.00	—	—
Vested	—	—	—	—
Cancelled and forfeited	—	—	—	—
Nonvested RSUs at December 31	952,264	$12.79	—	$—

On August 20, 2020, the board of directors canceled and terminated 709,334 RSUs, granted during the quarter ended June 30, 2020. The cancelled RSUs were originally granted to five individuals with a grant date fair value of $12.87 per share. Thereafter, on August 20, 2020, the board of directors granted 946,245 RSUs to the same individuals with a grant date fair value of $12.81 per share. None of the RSU grants were considered vested on the grant date. The RSU grants were modified for three employees and two non-employees. The effects of the RSU modifications resulted in $267,700 and $556,600 of stock compensation expense allocable to research and development and general and administrative, respectively, during the three months ended March 31, 2021. Included in those amounts were incremental compensation costs of $20,400 and $44,700 of stock compensation expense allocable to research and development and general and administrative, respectively, during the three months ended March 31, 2021.

11.INCOME TAXES

The Company’s effective tax rate from continuing operations was 0% for the three months ended March 31, 2021 and 2020. The Company recorded no income tax provision for the three months ended March 31, 2021 and 2020.

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

12.RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2020, the Company maintained two separate consulting agreements with the Company's Chief Strategy and Innovation Officer (the "CSIO"), and the Chief Financial Officer and Chief Operating Officer (the "CFO and COO").

Beginning in the year ended December 31, 2014, the Company entered into its first consulting agreement with the CSIO. Pursuant to the amended agreement dated July 20, 2018, the CSIO is entitled to a consulting fee of $400 per hour, provided that he is limited to nineteen (19) hours per month unless he obtains approval from the Company's Chief Executive Officer. The consulting agreement indicates that the CSIO will provide a leadership role for the Company's business development strategies. The consulting fees paid to the CSIO totaled $0 and $319,300 in the three months ended March 31, 2021 and 2020, respectively.

Beginning in the year ended December 31, 2018, the Company entered into its first consulting agreement with the CFO and COO. Initially, his title was "Consultant", and the Company changed his title to CFO and COO on October 25, 2019. The CFO and COO was elected as a director of the Company on January 17, 2020. Pursuant to the agreement on

April 18, 2018 and amended on September 4, 2019, the CFO and COO is entitled to a consulting fee of $2,500 per month amended to $10,000 per month. The consulting fees paid to the CFO and COO totaled $0 and $30,000 in the three months ended March 31, 2021 and 2020, respectively.

After the Company completed the IPO on October 15, 2020, the CFO and COO and the CSIO became full time employees.

13.SUBSEQUENT EVENTS

Research Grant Agreement with University of Texas MD Anderson Cancer Center

On April 8, 2021, the Company entered into a letter of intent (the “Letter of Intent”) with the University of Texas MD Anderson Cancer Center (“MD Anderson”) pursuant to which MD Anderson shall receive a research grant from the Company titled, “Validation of biomarker isomeso for pancreatic cancer,” which is aimed at discovering new cancer-specific antigen targets (the “Grant”). The total costs to the Company to be paid in connection with the Grant shall be $300,000. Pursuant to the Letter of Intent, the Grant shall commence on April 1, 2021 and end on March 31, 2022.

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

Overview

Kiromic BioPharma, Inc. (together with its subsidiary, “we,” “us,” “our” or the “Company”) is a target discovery and gene-editing company utilizing artificial intelligence and our proprietary neural network platform with a therapeutic focus on immuno-oncology. Our proprietary target discovery engine is called "DIAMOND." We are focused on extending the benefits of immunotherapy by leveraging our proprietary technologies. Our approach seeks to generate a therapeutic immune response in patients by unleashing the demonstrated natural power of a patient's own immune system to recognize tumor-specific peptide sequences presented on cancer cells, known as tumor specific iso-antigens, capable of generating an immunological response and therefore eradicate cancer cells.

We are developing our brand of chimeric antigen receptor (“CAR”) T cell product candidates known as ALEXIS. Our two product candidates are called ALEXIS-ISO-1 and ALEXIS-PRO-1. ALEXIS-ISO-1 is our allogenic gamma delta CAR-T cell therapy product candidate targeting Isomesothelin (the isoform of Mesothelin). ALEXIS-PRO-1 is our allogeneic gamma delta chimeric T cell therapy product candidate targeting PD-L1. These are designed to treat cancer by capitalizing on the immune system's ability to destroy cancer cells. These products are in the pre-initial new drug (“IND”) stages of the US Food and Drug Administration (the “FDA”) clinical trial process. We are currently going through the IND enabling trials process and we expect that first in human dosing in Phase I of clinical trials will commence in the third quarter of 2021.

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

Recent Developments

After considering the Form 10-Q filing date of May 14, 2021, management extended its consideration of the going concern assumption through May 31, 2022. Management's plans were updated to further finance operations through additional equity or debt financing arrangements, and/or third party collaboration funding; however, if the Company is unable to raise additional funding to meet its working capital needs, it will be forced to delay or reduce the scope of its research programs and/or limit or cease its operations. The negative cash flows and lack of financial resources of the Company raise substantial doubt as to the Company's ability to continue as a going concern, and that substantial doubt has not been alleviated.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth key components of our results of operations for the three ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,		Increase (Decrease)
	2021	2020	$	%
Operating expenses:
Research and development	$1,885,600	$1,028,100	$857,500	83.41%
General and administrative	2,071,000	824,600	1,246,400	151.15%
Total operating expenses	3,956,600	1,852,700	2,103,900	113.56%
Loss from operations	(3,956,600)	(1,852,700)	2,103,900	113.56%
Other income (expense)
Gain on loan extinguishment	105,800	—	105,800	100.00%
Interest expense	(3,700)	—	(3,700)	100.00%
Total other expense	102,100	—	102,100	100.00%
Net loss	$(3,854,500)	$(1,852,700)	$2,206,000	(119.07)%

Research and development expenses. Our research and development expenses increased by $857,500, or 83.41%, to $1,885,600 for the three months ended March 31, 2021 from $1,028,100 for the three months ended March 31, 2020. The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended
	March 31,		Increase (Decrease)
	2021	2020	$	%
Direct research and development expenses by product candidate:
ALEXIS-PRO-1	$26,000	$17,900	$8,100	45.25%
ALEXIS-ISO-1	484,700	14,700	470,000	3,197.28%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	855,900	423,900	432,000	101.91%
Laboratory supplies and services	120,700	66,600	54,100	81.23%
Outsourced research and development (net of reimbursements)	150,000	396,000	(246,000)	(62.12)%
Laboratory equipment and maintenance	32,400	14,400	18,000	125.00%
Facility-related costs	155,800	78,700	77,100	97.97%
Intellectual property	60,000	14,700	45,300	308.16%
Other research and development costs	100	1,200	(1,100)	(91.67)%
Total research and development expenses	$1,885,600	$1,028,100	$857,500	83.41%

As illustrated above, the increase in research and development expenses resulted from (i) a $470,000 increase ALEXIS-ISO-1 direct research and development costs which primarily included a $384,300 increase in disposables and consumables, a $24,000 increase in non-capitalizable equipment and maintenance, and a $36,100 increase in supplies, all of which attributed to Gamma Delta T-Cell manufacturing and in-vivo experimentation; (ii) a $432,000 increase in employee related costs, which primarily included a $288,900 increase in wages, benefits and payroll taxes and a $142,700 increase in stock compensation expenses attributable to research and development employees; (iii) a $77,100 increase in facility-related costs, primarily driven by $61,300 increase in allocated depreciation expenses, $8,300 increase in allocated rent expenses with the remaining amount attributed to repairs, maintenance, and utilities; (iv) a $54,100 increase in laboratory supplies in services, which primarily included a $40,300 increase in supplies and a $13,400 increase in spending on disposables and consumables for in-vitro testing and validation of pipeline candidates, with the remaining balance driven by postage spending; (v) a $45,300 increase in intellectual property which consists of increased legal expenses and intellectual property filing primarily attributed to DIAMOND and other technologies currently in development; (vi) a $18,000 increase in laboratory equipment and maintenance, driven entirely by new non-capitalizable equipment purchases not directly attributed to an ALEXIS product candidate.

These increases were offset by a $246,000 decrease in outsourced research and development costs, which primarily included reduced stock compensation expenses of $281,000 attributable to non-employees. The offsetting difference of $35,000 was primarily attributed to increased clinical consulting fees.

These cost increases were primarily incurred to support in-vitro testing and validation of our product candidates.

1.

Augmented our research and development team: In the three months ended March 31, 2021 and 2020, our average headcount increased to 16 employees from 5.5 employees allocable to research and development and clinical trials preparation.

2.

ALEXIS-ISO-1 Manufacturing and Experimentation: $470,000 increase in spending during the three months ended March 31, 2021 from manufacturing expanded Gamma Delta T-Cells in the recently completed GMP facilities. In addition, in-vivo experimentation costs in the recently completed vivarium facilities contributed to the increase.

General and administrative expenses.    Our general and administrative expenses increased by $1,246,400, or 151.15%, to $2,071,000 for the three months ended March 31, 2021 from $824,600 for the three months ended March 31, 2020.

During the three months ended March 31, 2021, the increase primarily resulted from an increase in stock compensation expenses of $627,500, professional services of $511,500, and wages and salaries of $158,600.

Employee related expenses were impacted by increases to headcount, employee salary rates, and equity grant modifications. During the three months March 31, 2021 and 2020, the headcount for employees allocated to general and administrative purposes increased to 6.5 employees from 3.5 employees, respectively. In addition, the Chief Executive Officer's salary increased to an annual rate of $504,000 from $280,000 as of March 31, 2021 and 2020, respectively.

The increase in stock compensation expense was primarily driven by stock option grant modification allocated to general and administrative expense increased stock compensation expense by $577,500.

The increase in professional services expenses was driven by an increase of $341,800 from accounting and audit fees and an increase of $169,700 of other consulting and corporate development fees incurred during the three months ended March 31, 2021 compared to the same period in the prior year.

Gain on loan extinguishment.     Gain on loan extinguishment was $105,800 and $0 for the three months ended March 31, 2021 and 2020, respectively. During the year ended December 31, 2020, we applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. On February 16, 2021 the SBA granted forgiveness of the SBA Loan and all applicable interest. On the date of forgiveness, the principal and accrued interest totaled $105,800.

Interest expense.     Interest expense was $3,700 and $0 for the three months ended March 31, 2021 and 2020, respectively. The increase is entirely driven by cash paid for interest attributed to the financing arrangement for our Director and Officer Insurance policy. The total amount financed was $540,500 with an annual interest rate of 4.59%, to be paid over a period of nine months. As of March 31, 2021, the remaining payable balance on the financed amount was $227,800.

Net loss.    As a result of the cumulative effect of the factors described above, our net loss increased to $3,854,500 during the three months ended March 31, 2021 compared to $1,852,700 during the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $7,335,300. As of December 31, 2020 we had cash and cash equivalents of $10,150,500. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible promissory notes, preferred stock, and common stock from the initial public offering.

Due to our increased expenditures related to our ongoing research and development efforts following the completion of our initial public offering on October 15, 2020, we determined that our current levels of cash will not be sufficient to meet our anticipated cash needs for our operations through May 31, 2022. We have incurred significant operating losses since inception, and we expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase, including in connection with conducting preclinical studies and clinical trials for our product candidates, contracting with contract manufacturing organizations and building out internal capacity to have product manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio and providing general and administrative support for our operations. As a result, substantial doubt exists regarding the going concern assumption on our condensed consolidated financial statements.

We are seeking significant additional capital funding to develop our platform, additional hiring of scientific professionals, hiring other general and administrative employees, and clinical trials. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. In consideration of our plans, substantial doubt cannot be alleviated with respect to our continued operations through May 14, 2022. Management's plans, of which the raising additional capital is not within management's control and cannot be assured, do not alleviate such substantial doubt through May 31, 2022.

Summary of Cash Flow

The following table sets forth a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(2,635,900)	$(1,480,300)
Net cash used in investing activities	(44,700)	(406,300)
Net cash (used in) provided by financing activities	(134,600)	3,000,000
Net (decrease) increase in cash and cash equivalents	(2,815,200)	1,113,400
Cash and cash equivalents at beginning of the year	10,150,500	1,929,100
Cash and cash equivalents at end of the period	7,335,300	3,042,500

Cash flows from operating activities

Net cash used in operating activities was $2,635,900 for the three months ended March 31, 2021, as compared to $1,480,300 for three months ended March 31, 2020. In the three ended March 31, 2021, net loss of $3,854,500 and outflows from accrued expenses and other current liabilities in the amount of $65,400 were the cash outflows drivers. These cash outflows were offset by stock compensation expenses from stock compensation expenses from stock options and restricted stock units of $945,200, accounts payable of $273,600, and prepaid expenses and other current assets of $75,400. Net cash used in operating activities increased by a total of $1,155,600 period-over-period. The main driver for the increase is the $2,001,800 increase in net loss offset by non-cash inflows from increased stock compensation expenses in the amount of $489,200 and cash inflows from accounts payable in the amount of $308,800. We primarily used cash to augment our headcount, develop our ALEXIS-ISO-1 product candidate, and pay for other corporate development costs. See "Results of Operations" above for further details.

Cash flows from investing activities

Net cash used in investing activities was $44,700 for the three months ended March 31, 2021, as compared to $406,300 for the three months ended March 31, 2020. Our net cash used in investing activities consisted entirely of purchases of property and equipment. This was primarily driven by reduced cash outflows from equipment and leasehold improvements attributed to our Clean Room and Vivarium current good manufacturing practices facilities located in our Houston office.

Cash flows from financing activities

Cash outflows from financing activities was $134,600 during the three months ended March 31, 2021. Net cash provided from financing activities during the three months ended March 31, 2020 totaled $3,000,000.

During the three months ended March 31, 2021, we paid $134,600 towards our financing arrangement for our Director and Officer Insurance policy. During the three months ended March 31, 2020, the net cash provided by financing activities consisted of proceeds from the Series B Preferred Stock round of financing totaling $3,000,000.

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

Fair Value Measurements—The carrying value of our cash and cash equivalents, prepaid expenses and other assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

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

There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2021 and 2020.

Stock-Based Compensation— We record stock compensation expense related to our 2017 Equity Incentive Plan in accordance with ASC 718, Compensation—Stock Compensation. We measure and recognize stock compensation expense for all stock-based awards, including stock options and restricted stock units (“RSUs”).

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

We estimate the grant-date fair value of stock options using the Black-Scholes option-valuation model. During the three months ended March 31, 2021, we did not grant any stock options. During the three months ended March 31, 2020, all equity grants under the 2017 Equity Incentive Plan were granted when we were a non-public company. The assumptions used to value such stock options were determined as follows:

Expected Term.    The expected term represents the period that our stock options are expected to be outstanding. Equity grants during the three months ended March 31, 2020 had limitations on the sale or transfer of our common stock as a privately held company. Prior to becoming publicly traded, we did not believe our historical exercise pattern was indicative of future exercise patterns. We have consequently used the SAB No. 110, simplified method to calculate the expected term, which is the average of the contractual term and vesting period. We do not plan to continue to use the SAB 110 simplified method after we have sufficient trading history as a publicly traded company.

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

Common Stock Valuations. During the three months ended March 31, 2020, the fair value of the common stock underlying our stock-based compensation grants was determined by our board of directors, with input from management and third-party valuations. We believe that the board of directors had the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately- Held Company Equity Securities Issued as Compensation, the board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date.  These factors include:

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

Warrants Underlying Shares of IPO Common Stock— We record warrants to purchase shares of common stock underlying our shares of IPO common stock in accordance with ASC 470, Debt with conversion and other options. The fair value of the warrants was estimated on the IPO date using the Black-Scholes option- valuation model. The calculation of warrants requires that we make assumptions and judgments about the variables used in the Black-Scholes option-valuation model, including the fair value of our common stock, expected term, expected volatility of the underlying common stock, risk-free interest rate, and exercise price.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision, and with the participation, of our current management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Based on this evaluation of our disclosure controls and procedures, our management, including our CEO and CFO, have concluded that our disclosure controls and procedures were not effective as of March 31, 2021 because of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses

In connection with the audit of our financial statements for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses are because we do not have a formal process for period end financial closing and reporting, and also because we have insufficient resources to conduct an effective monitoring and oversight function independent from our operations. These material weaknesses result in an increased risk of material misstatement in the financial statements.

We believe we are addressing these weaknesses through measures including:

implementation of additional internal control processes and procedures regarding the financial close and reporting process, procure to pay process, and human resources and payroll process;

-	designing those controls with the appropriate segregation of duties

-	The recruitment of a full time accounting and finance personnel, including, but not limited to, personnel focused upon enhanced scrutiny of accounting entries in the areas where we have observed material weaknesses in our internal control over financial reporting.

Our management is monitoring these weaknesses and will continue to evaluate whether the remedial actions being taken by the Company have remediated these weaknesses when it completes its first evaluation of the Company’s internal control over financial reporting for the year ending December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
1.1	Letter of Intent dated April 8, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 13, 2021)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

______________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
Date: May 14, 2021	KIROMIC BIOPHARMA, INC.

/s/ Maurizio Chiriva-Internati
Name: Maurizio Chiriva-Internati
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Tony Tontat
Name: Tony Tontat
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)