Form 10-K/A
period 2020-12-31
Kiromic Biopharma, Inc.
filed 2021-06-01
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K/A of Kiromic BioPharma, Inc. (the “Company”) for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Filing”), is being filed solely to include a fully executed signature page to Form 10-K inadvertently omitted by the Company when originally filed. This Amendment contains only the cover page, this explanatory note, the signature page and the revised certifications.

Except for the foregoing, this Amendment does not alter or update any information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(3)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation of Kiromic BioPharma, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 21, 2020)
3.2	Second Amended and Restated Bylaws of Kiromic BioPharma, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed on October 6, 2020)
4.1**	Description of Securities
10.1†	Employment Agreement between Kiromic BioPharma, Inc. and Tony Tontat (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on October 6, 2020)
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

21.1**	List of Subsidiaries
23.1**	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

_

*Filed herewith

** Previously filed

† Executive Compensation Plan or Agreement

# Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chief Executive Officer and Director (Principal Executive Officer)
Kiromic BioPharma, Inc.

Dated: June 1, 2021	By:	/s/ Maurizio Chiriva-Internati Maurizio Chiriva-Internati Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 1, 2021	By:	/s/ Tony Tontat Tony Tontat Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurizio Chiriva-Internati Maurizio Chiriva-Internati	Chief Executive Officer (Principal Executive Officer)	June 1, 2021

/s/ Tony Tontat Tony Tontat	Chief Financial Officer (Principal Financial and Accounting Officer)	June 1, 2021

/s/ Gianluca Rotino Gianluca Rotino	Director	June 1, 2021

/s/ Pietro Bersani Pietro Bersani	Director	June 1, 2021

/s/ Americo Cicchetti Americo Cicchetti	Director	June 1, 2021

/s/ Jerry Schneider Jerry Schneider	Director	June 1, 2021

/s/ Michael Nagel Michael Nagel	Director	June 1, 2021