Form 10-Q
period 2021-06-30
Kiromic Biopharma, Inc.
filed 2021-08-13
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 13, 2021, there were 15,437,689 shares of the registrant’s common stock outstanding.

Kiromic BioPharma, Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2021

Kiromic Biopharma, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2021

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$3,070,400	$10,150,500
Prepaid expenses and other current assets	875,600	588,800
Total current assets	3,946,000	10,739,300
Property and equipment, net	2,468,700	2,066,000
Other assets	24,400	24,400
Total Assets	$6,439,100	$12,829,700

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$1,124,100	$665,200
Accrued expenses and other current liabilities	350,900	334,200
Interest payable	—	200
Loan payable	—	105,600
Note payable	91,600	362,400
Total current liabilities	1,566,600	1,467,600

Total Liabilities	1,566,600	1,467,600

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value: 300,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 7,387,500 shares and 7,332,999 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,300	1,200
Additional paid-in capital	55,327,800	52,988,700
Accumulated deficit	(50,456,600)	(41,627,800)
Total Stockholders’ Equity	4,872,500	11,362,100

Total Liabilities and Stockholders’ Equity	$6,439,100	$12,829,700

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$2,658,100	$1,272,300	$4,543,700	$2,300,400
General and administrative	2,314,100	10,094,600	4,385,100	10,919,200
Total operating expenses	4,972,200	11,366,900	8,928,800	13,219,600
Loss from operations	(4,972,200)	(11,366,900)	(8,928,800)	(13,219,600)
Other income (expense)
Gain on loan extinguishment	—	—	105,800	—
Interest expense	(2,100)	—	(5,800)	—
Total other income (expense)	(2,100)	—	100,000	—
Net loss	$(4,974,300)	$(11,366,900)	$(8,828,800)	$(13,219,600)
Net loss per share, basic and diluted	$(0.68)	$(3.80)	$(1.21)	$(4.52)
Weighted average common shares outstanding, basic and diluted	7,345,147	3,077,085	7,345,147	3,077,085

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three and Six Months Ended June 30, 2021
	Common Stock		Additional Paid-
	Number of		In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2021	7,332,999	$1,200	$52,988,700	$(41,627,800)	$11,362,100
Common stock discount amortization	—	—	24,700	—	24,700
Warrants underlying common stock issuance	—	—	(24,700)	—	(24,700)
Stock compensation expense	—	—	945,200	—	945,200
Net loss	—	—	—	(3,854,500)	(3,854,500)
Balance at March 31, 2021	7,332,999	$1,200	$53,933,900	$(45,482,300)	$8,452,800
Common stock discount amortization	—	—	24,900	—	24,900
Warrants underlying common stock issuance	—	—	(24,900)	—	(24,900)
Exercised stock options	18,891	100	125,300	—	125,400
Released restricted stock units	35,610	—	—	—	—
Stock compensation expense	—	—	1,268,600	—	1,268,600
Net loss	—	—	—	(4,974,300)	(4,974,300)
Balance at June 30, 2021	7,387,500	$1,300	$55,327,800	$(50,456,600)	$4,872,500

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three and Six Months Ended June 30, 2020
	Series A‑1		Series B
	Preferred Stock		Preferred Stock		Common Stock
							Additional Paid-
	Number of		Number of		Number of		In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2020	21,822,301	$9,134,700	9,869,659	$1,306,900	2,863,812	$—	$13,965,000	$(22,427,600)	$1,979,000
Issuance of Series B Preferred Stock	—	—	6,521,738	331,700	—	—	—	—	331,700
Series B Preferred Stock discount amortization	—	—	—	368,400	—	—	(368,400)	—	—
Warrants underlying Series B Preferred Stock issuance	—	—	—	—	—	—	2,668,300	—	2,668,300
Stock compensation expense	—	—	—	—	—	—	456,000	—	456,000
Net loss	—	—	—	—	—	—	—	(1,852,700)	(1,852,700)
Balance at March 31, 2020	21,822,301	9,134,700	16,391,397	$2,007,000	2,863,812	$—	$16,720,900	$(24,280,300)	$3,582,300
Series B Preferred Stock discount amortization	—	—	—	324,300	—	—	(324,300)	—	—
Exercise of warrants	—	—	—	—	1,399,921	—	4,900	—	4,900
Common stock issuance to employees and non-employees	—	—	—	—	725,536	—	9,432,000	—	9,432,000
Stock compensation expense	—	—	—	—	—	—	443,000	—	443,000
Net loss	—	—	—	—	—	—	—	(11,366,900)	(11,366,900)
Balance at June 30, 2020	21,822,301	$9,134,700	16,391,397	$2,331,300	4,989,269	$—	$26,276,500	$(35,647,200)	$2,095,300

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,828,800)	$(13,219,600)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	202,400	68,500
Stock compensation expense	2,213,800	10,331,000
Gain on loan extinguishment	(105,800)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	151,500	(141,500)
Accounts payable	41,800	291,000
Accrued expenses and other current liabilities	(19,000)	66,800
Net cash used for operating activities	(6,344,100)	(2,603,800)
Cash flows from investing activities:
Purchases of property and equipment	(590,600)	(762,300)
Net cash used for investing activities	(590,600)	(762,300)
Cash flows from financing activities:
Repayments of note payable	(270,800)	—
Exercise of stock options	125,400	—
Proceeds from warrant exercise	—	4,900
Proceeds from loan payable	—	115,600
Proceeds from Series B Preferred Stock issuance	—	3,000,000
Net cash (used for) provided by financing activities	(145,400)	3,120,500
Net change in cash and cash equivalents	(7,080,100)	(245,600)
Cash and cash equivalents:
Beginning of year	10,150,500	1,929,100
End of period	$3,070,400	$1,683,500

Supplemental disclosures of non-cash investing and financing activities:
Accruals for property and equipment	$14,500	$45,000
Cash paid for interest on note payable	$5,800	$—
Accruals for deferred public offering costs	$438,300	$594,200
Warrants underlying Series B Preferred Stock issuance	$—	$2,668,300

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

Going Concern—These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $6,344,100 for the six months ended June 30, 2021, and an accumulated deficit of $50,456,600 as of June 30, 2021. To date, the Company has relied on equity and debt financing to fund its operations. The Company’s product candidates are still in the early stages of development, and substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates.

The Company has sufficient cash on hand and available liquidity to meet its obligations through the twelve months following the date the condensed consolidated financial statements are issued. After taking into account the Company’s cash flow projections, the Company does not believe it will have sufficient cash on hand or available liquidity to meet its obligations through the twelve months from the date of issuance of the condensed consolidated financial statements for the three months ending September 30, 2021. Therefore, this condition raises substantial doubt about the Company’s ability to continue as a going concern.

Given its projected operating requirements and its existing cash and cash equivalents, management is currently evaluating different strategies to obtain the required funding of future operations. These strategies may include, but are not limited to, additional funding from current or new investors. However, there can be no assurance that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms. Therefore, the plans cannot be deemed probable of being implemented. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NIH Grant—In August 2018, the National Institute of Health ("the NIH"), the primary agency of the US government responsible for biomedical and public health research, awarded a Phase I/II grant to the Company in the amount of $2,235,000 for the development and non-clinical testing of a new anti-arteriosclerosis gene therapy delivered by engineered adeno-associated viral vectors. Phase I of the grant, approved amounts of $851,000 and covered the period September 2018 through August 2019, entitled the Company to reimbursement for certain salaries and wages, materials and supplies, facilities and administrative costs, and fixed fees. The Company did not complete Phase I by August 2019, but was granted an extension to complete Phase I by the NIH through August 2021. Starting after Phase 1 completion in 2021, Phase II of the grant covers reimbursements for certain salaries and wages, materials and supplies, facilities and administrative costs, and fixed fees of $1,384,000.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include determination of the fair value of common stock and related stock-based compensation, warrants to purchase common stock underlying shares of Series B Preferred Stock and Initial Public Offering (“IPO”) common stock, and estimating services incurred by third-party service providers used to recognize research and development expense.

Cash and Cash Equivalents—As of June 30, 2021 and December 31, 2020, cash and cash equivalents consisted entirely of cash on hand and bank deposits. The Company considers all highly liquid instruments with remaining maturities at purchase of 90 days or less to be cash equivalents.

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

Deferred Public Offering Costs—In the six months ended June 30, 2021 and 2020, the Company began incurring costs in connection with the filing of a Registration Statements on Form S-1 and Form S-1/A for a public offering and an IPO, respectively, which are deferred in other current assets in accordance with ASC 505-10-25 in the condensed consolidated balance sheets. Public offering costs consist of legal, accounting, and other costs directly related to the Company's efforts to raise capital. As of June 30, 2021 and 2020, $478,900 and $696,700 of deferred costs related to the public offering and IPO were classified as other current assets on the condensed consolidated balance sheets.

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

Internal Use Software Development Costs—The Company capitalizes certain costs incurred to develop internal use software. All costs incurred that relate to planning and post-implementation phases of development are expensed as incurred. Costs incurred in the development and implementation phases are capitalized and amortized over the estimated life of the software, generally five years. The Company did not capitalize any software development costs for the three and six months ended June 30, 2021 and 2020.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations. No such interest or penalties were recognized during the three months and six months ended June 30, 2021 and 2020.

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

Proceeds from Grants—During the three and six months ended June 30, 2021 and 2020, the Company did not recognize any reductions to research and development expense within the condensed consolidated statements of operations pursuant to its grant from the NIH.

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

There were no changes in the fair value hierarchy levels during the three and six months ended June 30, 2021 and 2020.

Nonvested Stock Options and Restricted Stock Units—Pursuant to the Company’s 2017 Stock Incentive Plan (the “2017 Plan”) and the Omnibus 2021 Equity Incentive Plan (the “2021 Plan”), the Company has the ability to issue a variety of share-based payments and incentives to board members, employees, and non-employees through grants of nonvested stock options and restricted stock units.

The vesting conditions for stock options and restricted stock units include annual and monthly vesting. Annual vesting conditions are for four years. Monthly vesting conditions range from 10 to 48 months. When nonvested options are vested, they become exercisable over a 10-year period from grant date.

The vesting conditions for restricted stock units include cliff vesting conditions. Certain restricted stock units vest with a range of 6 to 12 months following the expiration of employee lock-up agreements. Certain restricted stock units vest based on the later of achievement of key milestones or the expiration of employee lock-up agreements. When nonvested restricted stock units are vested, they are released to the grantee within sixty days.

Stock-Based Compensation—The Company records stock compensation expense related to the 2017 Plan and the 2021 Plan in accordance with ASC 718, Compensation—Stock Compensation. The Company measures and recognizes stock compensation expense for all stock-based awards, including stock options, based on estimated fair values recognized using cliff vesting or the straight-line method over the requisite service period. The fair value of stock options is estimated on the grant date using the Black-Scholes option-valuation model (the “Black-Scholes model”). The calculation of stock-based compensation expense requires that the Company make assumptions and judgments about the variables used in the Black-Scholes model, including the fair value of the Company’s common stock, expected term, expected volatility of the underlying common stock, and risk-free interest rate. Forfeitures are accounted for when they occur.

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

Common Stock Valuations. During the three and six months ended June 30, 2021, the closing price listed on the Nasdaq Capital Market for the Company’s common stock on the date of the grant was used as the common stock valuation. During the three and six months ended June 30, 2020, the Company’s board of directors, with input from management and third-party valuations, determined the fair value of the common stock underlying all stock-based compensation grants. The Company believes that the board of directors had the relevant experience and expertise to determine the fair value of the Company’s common stock before the Company’s common stock became publicly traded. The board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the Company’s common stock at each grant date. These factors include:

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

For valuations after the completion of an initial public offering, the board of directors determines the fair value of each share of underlying common stock based on the closing price of the common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in assumptions or market conditions.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(4,974,300)	$(11,366,900)	$(8,828,800)	$(13,219,600)
Less: Series B Preferred Stock discount amortization	—	(324,300)	—	(692,700)
Less: IPO Common Stock discount amortization	(24,900)	—	(49,600)	—
Net loss attributable to common shareholders, basic and diluted	$(4,999,200)	$(11,691,200)	$(8,878,400)	$(13,912,300)
Weighted average common shares outstanding, basic and diluted	7,345,147	3,077,085	7,345,147	3,077,085
Net loss per common share, basic and diluted	$(0.68)	$(3.80)	$(1.21)	$(4.52)

For the six months ended June 30, 2021 and 2020, potentially dilutive securities excluded from the computations of diluted weighted-average common shares outstanding were:

	June 30,	June 30,
	2021	2020
Options to purchase	167	—
Restricted Stock Units	66,668	—
Series A‑1 Preferred Stock	—	624,594
Series B Preferred Stock	—	469,136
Total	66,835	1,093,730

4.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Equipment	$1,514,300	$780,500
Leasehold improvements	1,284,600	1,229,700
Office furniture, fixtures, and equipment	16,600	16,600
Software	151,700	151,700
Construction in progress	265,600	449,200
	3,232,800	2,627,700
Less: Accumulated depreciation	(764,100)	(561,700)
Total	$2,468,700	$2,066,000

Depreciation expense was $106,800 and $34,700 for the three months ended June 30, 2021 and 2020, respectively, and $202,400 and $68,500 for the six months ended June 30, 2021 and 2020, respectively. Depreciation expense is allocated between research and development and general and administrative operating expenses on the condensed consolidated statements of operations.

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Accrued consulting and outside services	$294,500	$143,200
Accrued compensation	56,400	191,000
Total	$350,900	$334,200

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

7.NOTE PAYABLE

In November 2020, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $540,500 with an annual interest rate of 4.59%, to be paid over a period of nine months. As of June 30, 2021 and December 31, 2020, the remaining payable balance on the financed amount was $91,600 and $362,400, respectively.

8.COMMITMENTS AND CONTINGENCIES

Facility Lease Agreements—The Company leases its premises in Houston, Texas under an operating lease which was renewed on November 19, 2020. This renewed lease agreement will commence under an operating lease agreement that is noncancelable from commencement until May 1, 2024.

On March 22, 2021, the Company’s board of directors approved a lease expansion within its premises in Houston, Texas. The amended lease agreement commenced on August 1, 2021 under an operating lease agreement that is noncancelable from commencement until May 1, 2024. The amended lease agreement adds approximately 15,385 square feet. The Company has the option to cancel the lease thereafter until the agreement expires on May 1, 2026. The termination date is effective after a 90-day notice of cancellation.

If the Company exercises the cancellation option, the Company must also pay the lessor a termination payment equal to three months of base rent.

The total lease payments per month are $22,477, 45,554, and $46,116 beginning May 1, 2021, August 1, 2021, and May 1, 2023, respectively. The Company records rent expense as incurred over the term of the leases.

As of June 30, 2021, the future minimum commitments under the amended lease agreement will be as follows:

Amount
2021	$250,200
2022	546,700
2023	551,100
2024	461,200
Total	$1,809,200

Rent expense for the facility lease agreements was $74,900 and $67,100 during the three months ended June 30, 2021 and 2020, respectively, and $143,900 and $127,100 during the six months ended June 30, 2021 and 2020, respectively. Rent expense is included as an allocation between research and development and general and administrative expense in the condensed consolidated statements of operations.

License Agreements—The Company has entered into a number of licensing arrangements for various intellectual property and licensed patent rights for technologies being developed for commercial sale. As part of these arrangements, the Company is subject to contingent milestone payments in accordance with agreed-upon development objectives, as well as future royalty payments on product sales of the underlying assets. As of June 30, 2021 and December 31, 2020, the Company has not incurred any milestone or royalty liabilities related to these license agreements.

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

Membership Purchase Agreement with In Silico Solutions, LLC—On June 14, 2021, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with In Silico Solutions, LLC (“In Silico”) and Michael Ryan (the “Seller”) pursuant to which the Company will acquire all of the outstanding membership interests of

In Silico from the Seller for an aggregate purchase price of $540,000 (the “Purchase Price”).  The Purchase Price is payable in full through (i) the delivery to the Seller of a number of shares of the Company’s stock that is equal to $400,000 and (i) the delivery to the employees of In Silico of the Company’s restricted stock units under the Company’s 2021 Plan that is equal to $140,000.

Pursuant to the Purchase Agreement, as soon as practicable following the closing, the Purchase Price shall be subject to a working capital adjustment.  In addition, the Purchase Agreement contains customary representations, warranties, covenants (including restrictive covenants), indemnification and other terms for transactions of this nature. The Purchase Agreement may be terminated by either the Company or the Seller if the closing does not occur on or before the 45th day following execution of the Purchase Agreement.

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

As of June 30, 2021 and December 31, 2020, the Company was authorized to issue 300,000,000 shares of common stock and 60,000,000 shares of Preferred Stock, of which 24,000,000 shares were designated as Series A-1 Preferred Stock and 16,500,000 shares were designated as Series B Preferred Stock.

Common Stock—As of June 30, 2021 and December 31, 2020, the Company has a single class of common stock.

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

Below is a table that outlines the initial value of issuances allocated to the IPO common stock, the IPO common stock discount amortized, and value of IPO common stock that was converted into additional-paid-in-capital during the three and six months ended June 30, 2021:

2021
Common Stock
Balance at January 1,	$11,975,400
Common stock IPO discount amortization	24,700
Balance at March 31,	$12,000,100
Common stock IPO discount amortization	24,900
Balance at June 30,	$12,025,000

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

The Company has never paid dividends and has no plans to pay dividends on common stock. As of December 31, 2017, the Company adopted the 2017 Plan. On September 25, 2019, the board of directors approved an additional 10,000,000 shares to be reserved and authorized under the 2017 Plan. This approval increased the total number of authorized shares from 20,000,000 to 30,000,000. After the reverse stock splits, the total number of authorized shares was updated to 858,615. On June 19, 2020, the board of directors approved an additional 850,000 shares to be reserved and authorized under the 2017 Plan. This approval increased the total number of authorized shares from 858,615 to 1,708,615.

As of June 25, 2021, the Company adopted the 2021 Plan. Under the 2021 Plan, the board of directors approved an additional 200,000 shares to be reserved and authorized under the 2021 Plan plus any unallocated shares from the 2017 Plan.

There were 193,679 shares and 379,563 shares available for issuance as of June 30, 2021 and 2020, respectively.

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

Below is a table that outlines the initial value of issuances allocated to Series B Preferred Stock and the Series B Preferred Stock discount amortized during the three and six months ended June 30:

2020
Series B Preferred Stock
Balance at January 1,	$1,306,900
Series B Preferred Stock proceeds	3,000,000
Series B Preferred Stock discount	(2,668,300)
Series B Preferred Stock discount amortization	368,400
Balance at March 31,	$2,007,000
Series B Preferred Stock discount amortization	324,300
Balance at June 30,	$2,331,300

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

As of June 30, 2020, the Company sold 16,391,397 shares of Series B Preferred Stock, which contained 1,399,921 underlying warrants to purchase common stock based on the exercise price and vesting schedule outlined above. These warrants are equity classified and the fair value of $5,533,000 is reflected as additional paid-in capital.

On June 8, 2020, the Company agreed to amend the warrant vesting schedule such that the warrants became immediately exercisable for each warrant holder.

On June 8, 2020, warrant holders exercised their option to purchase 335,982 shares of common stock for proceeds of $1,200. Then, on June 10, 2020, warrant holders exercised their option to purchase an additional 1,063,939 shares of common stock for proceeds of $3,700. As of June 30, 2021, there were no warrants underlying Series B Preferred Stock.

The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions for the six months ended June 30, 2020:

Risk-free interest rate	1.54% - 1.88%
Expected volatility	71.95% - 72.71%
Expected life (years)	10
Expected dividend yield	0%

Representative's Warrants—In connection with the IPO on October 15, 2020, the Company granted the underwriters warrants (the "Underwriters' Warrants") to purchase an aggregate of 62,500 shares of common stock at an exercise price of $15.00 per share, which is 125% of the initial public offering price. The Underwriters' Warrants have a five-year term and are not exercisable prior to April 13, 2021. All of the Underwriters' Warrants were outstanding at June 30, 2021.

These warrants were equity classified. As of June 30, 2021 and December 31, 2020, the warrant fair values of $307,700 and $357,300, respectively, is reflected as additional paid-in capital. On the issuance date, the Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions on October 15, 2020:

Risk-free interest rate	0.18%
Expected volatility	94.08%
Expected life (years)	2.74
Expected dividend yield	0%

10.STOCK-BASED COMPENSATION

2017 Stock Incentive Plan— Stock Options

The Black-Scholes option-pricing model was used to estimate the fair value of stock options with the following weighted-average assumptions for the six months ended June 30:

	June 30,	June 30,
	2021	2020
Risk-free interest rate	1.09%	0.23% - 2.92%
Expected volatility	83.34%	72.29% - 82.15%
Expected life (years)	6.22	4.93 - 6.07
Expected dividend yield	0%	0%

In the six months ended June 30, 2021, the fair value of the common shares underlying the stock options was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

Prior to the Company’s initial public offering, the fair value of the common shares underlying the stock options had historically been determined by the board of directors, with input from management. Because there was no public market for the Company’s common shares prior to October 15, 2020, the board of directors determined the fair value of the common shares at the time of grant of the stock option by considering a number of objective and subjective factors, including important developments in the Company’s operations, third-party valuations performed, sales of Series A-1 Preferred Stock, sales of Series B Preferred Stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common shares, among other factors.

The following table summarizes the activity for all stock options outstanding at June 30 under the 2017 Plan:

	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of year	489,718	$10.03	598,083	$11.04
Granted	147,038	8.47	65,424	19.15
Exercised	(18,891)	6.64	—	—
Cancelled and forfeited	(59,430)	17.86	(45,508)	14.25
Balance at June 30	558,435	$8.90	617,999	$11.84
Options exercisable at June 30:	391,572	$8.84	382,204	$8.50
Weighted average grant date fair value for options granted during the year:		$8.47		$20.54

The intrinsic value of the options exercised during the six months ended June 30, 2021 was $33,000.

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2021 and 2020 under the 2017 Plan:

	Options Outstanding				Options Exercisable
Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
As of	Options	Contractual	Exercise	Intrinsic	Options	Exercise	Intrinsic
June 30,	Outstanding	Life	Price	Value	Exercisable	Price	Value
2021	558,435	7.43	8.90	—	391,572	8.84	—
2020	617,999	8.03	11.84	2,008,892	382,204	8.50	1,718,959

Total stock compensation expense recognized from stock-based compensation awards classified as stock options were recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development	$22,900	$386,000	$41,900	$811,000
General and administrative	54,900	57,000	156,900	88,000
Total	$77,800	$443,000	$198,800	$899,000

On August 20, 2020, the board of directors canceled and terminated 15,792 stock options, granted during the quarter ended June 30, 2020 to four non-employees. Thereafter, on August 20, 2020, the board of directors granted 21,112 stock options to the same individuals with a grant date fair value of $12.81 per share. There were 3,959 stock option grants that were considered vested on the grant date. The effects of the stock option modifications resulted in $14,000 and $34,900 of stock compensation expense allocable to general and administrative for the three and six months ended June 30, 2021, respectively. Included in that amount were $6,400 and $16,000 of incremental compensation costs resulting from the modifications for the three and six months ended June 30, 2021, respectively.

As of June 30, 2021, total unrecognized stock compensation expense is $1,054,500, related to unvested stock options to be recognized over the remaining weighted-average vesting period of 3.47 years.

2017 Stock Incentive Plan—Restricted Stock Units

In January 2017, the Company’s board of directors approved the adoption of the 2017 Plan. The 2017 Plan permits the Company to grant up to 1,708,615 shares of the Company’s common stock awards, including incentive stock options; non-statutory stock options; and conditional share awards to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited, or expired are returned to the 2017 Plan and are available for grant in conjunction with the issuance of new common stock awards. Restricted stock units (“RSUs”) vest over a specified amount of time or when certain performance metrics are achieved by the Company.

In the six months ended June 30, 2021, the fair value of the common shares underlying restricted stock units was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

Prior to the Company’s initial public offering, the fair value of the common shares underlying the stock options had historically been determined by the board of directors, with input from management. As there was no public market for Company’s common shares prior to October 15, 2020, the board of directors determined the fair value of the common shares at the time of grant of the RSUs by considering a number of objective and subjective factors, including important developments in the Company’s operations, third-party valuations performed, sales of Series A-1 Preferred Stock, sales of Series B Preferred Stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s common shares, among other factors.

The following table summarizes the activity for all RSUs outstanding at June 30 under the 2017 Plan:

	2021
		Weighted Average
		Grant Date
		Fair Value
	Shares	Per Share
Nonvested RSUs at beginning of year	946,245	$12.81
Granted	166,660	7.98
Vested	(36,791)	6.44
Cancelled and forfeited	(627)	9.00
Nonvested RSUs at June 30,	1,075,487	$12.28

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2021, as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Research and development	$866,100	$1,133,800
General and administrative	283,800	840,300
Total	$1,149,900	$1,974,100

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

The effects of the RSU modifications resulted in $268,900 and $621,800 of stock compensation expense allocable to research and development and general and administrative, respectively, during the three months ended June 30, 2021. Included in those amounts were incremental compensation costs of $20,600 and $45,200 of stock compensation expense allocable to research and development and general and administrative, respectively, during the three months ended June 30, 2021.

The effects of the RSU modifications resulted in $536,600 and $1,178,300 of stock compensation expense allocable to research and development and general and administrative, respectively, during the six months ended June 30, 2021. Included in those amounts were incremental compensation costs of $41,000 and $89,900 of stock compensation expense allocable to research and development and general and administrative, respectively, during the six months ended June 30, 2021.

2021 Stock Incentive Plan—Restricted Stock Units

In June 2021, the Company’s board of directors approved the adoption of the 2021 Plan. The 2021 Plan permits the Company to grant up to 217,292 shares of the Company’s common stock awards, including incentive stock options; non-statutory stock options; and conditional share awards to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited, or expired are returned to the 2021 Plan and are available for grant in conjunction with the issuance of new common stock awards. RSUs vest over a specified amount of time or when certain performance metrics are achieved by the Company.

In the six months ended June 30, 2021, the fair value of the common shares underlying restricted stock units was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all RSUs outstanding at June 30, 2021 under the 2021 Plan:

	2021		2020
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of year	—	$—	—	$—
Granted	23,613	8.47	—	—
Vested	(4,723)	8.47	—	—
Cancelled and forfeited	—	—	—	—
Nonvested RSUs at June 30,	18,890	$8.47	—	$—

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative	40,900	—	40,900	—
Total	$40,900	$—	$40,900	$—

11.INCOME TAXES

The Company’s effective tax rate from continuing operations was 0% for the three and six months ended June 30, 2021 and 2020. The Company recorded no income tax provision for the three and six months ended June 30, 2021 and 2020.

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

12.RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2020, the Company maintained two separate consulting agreements with the Company's CSIO, and the CFO and COO.

Beginning in the year ended December 31, 2014, the Company entered into its first consulting agreement with the CSIO. Pursuant to the amended agreement dated July 20, 2018, the CSIO is entitled to a consulting fee of $400 per hour, provided that he is limited to nineteen (19) hours per month unless he obtains approval from the Company's Chief Executive Officer. The consulting agreement indicates that the CSIO will provide a leadership role for the Company's business development strategies. The consulting fees paid to the CSO totaled $540,700 in the six months ended June 30, 2020. In addition, the Company issued the CSIO 320,000 shares of common stock on June 19, 2020 in exchange for services rendered and no cash considerations.

Beginning in the year ended December 31, 2018, the Company entered into its first consulting agreement with the CFO and COO. Initially, his title was "Consultant", and the Company changed his title to CFO and COO on October 25, 2019. The CFO and COO was elected as a director of the Company on January 17, 2020. Pursuant to the agreement on April 18, 2018 and amended on September 4, 2019, the CFO and COO is entitled to a consulting fee of $2,500 per month amended to $10,000 per month plus discretionary bonuses approved by management. The consulting fees paid to the CFO and COO totaled $100,000 in the six months ended June 30, 2020. In addition, the Company issued the CFO and COO 402,000 shares of common stock on June 19, 2020 in exchange for services rendered and no cash considerations.

After the Company completed the IPO on October 15, 2020, the CFO and COO and the CSIO became full time employees, at which time their consulting agreements were terminated.

There were no related party transactions during the three and six months ended June 30, 2021.

13.SUBSEQUENT EVENTS

Public Offering

On July 2, 2021, the Company received net proceeds of $37,121,200 for its public offering, after deducting underwriting discounts and commissions of $2,399,900 and other offering expenses of $478,900 incurred. The Company issued and sold 8,000,000 shares of common stock in the public offering at a price of $5.00 per share. In connection with the public offering, 400,000 representative warrants were issued with an exercise price of $6.25 per share.

Completion of In Silico Acquisition

On July 26, 2021, the Company completed its previously announced acquisition of In Silico, a bioinformatics and artificial intelligence company, pursuant to the Purchase Agreement with In Silico and the Seller.

Pursuant to the terms of the Purchase Agreement, the Company acquired 100% of the membership interest of In Silico by delivering 50,189 shares to the Seller, and granting 33,177 restricted stock units to the employees of In Silico under the Company’s 2021 Plan (the “Acquisition”). At the closing of the Acquisition, In Silico became a wholly-owned subsidiary of the Company.

Due to the recent nature of the acquisition, the Company has not yet completed its assessment of the fair value of the assets acquired and liabilities assumed as of the date these condensed consolidated financial statements are issued. Once determined, the acquisition purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date assessed by management.

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

We are developing our brand of chimeric antigen receptor (“CAR”) T cell product candidates known as ALEXIS. Our two product candidates are called ALEXIS-ISO-1 and ALEXIS-PRO-1. ALEXIS-ISO-1 is our allogenic gamma delta CAR-T cell therapy product candidate targeting Isomesothelin (the isoform of Mesothelin). ALEXIS-PRO-1 is our allogeneic gamma delta chimeric T cell therapy product candidate targeting PD-L1. These are designed to treat cancer by capitalizing on the immune system's ability to destroy cancer cells. These product candidates are in the pre-initial new drug (“IND”) stages of the US Food and Drug Administration (the “FDA”) clinical trial process. We are currently going through the IND enabling trials process and we expect that first in human dosing in Phase I of clinical trials will commence in the first quarter of 2022.

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

Recent Developments

We have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the condensed consolidated financial statements are issued. After taking into account the Company’s cash flow projections, we don’t believe we will have sufficient cash on hand or available liquidity to meet our obligations through the twelve months from the date of issuance of the condensed consolidated financial statements for the three months ending September 30, 2021. Therefore, this condition raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans were updated to further finance operations through additional equity or debt financing arrangements, and/or third-party collaboration funding; however, if we are unable to raise additional funding to meet working capital needs, we will be forced to delay or reduce the scope of its research programs and/or limit or cease operations. The negative cash flows and lack of financial resources raised substantial doubt as to our ability to continue as a going concern, and that substantial doubt has not been alleviated.

New Investigational Drug Application Resubmission Announcement

On December 17, 2020, we filed two investigational new drug applications with the U.S. Food and Drug Administration (“FDA”). The first application was for a Phase 1 clinical trial of intravenously administered allogenic CAR-T for epithelial ovarian carcinoma (“EOC”) and malignant pleural mesothelioma (“MPM”). The second application was for a Phase 1 clinical trial of an intrapleural/intraperitoneal administered allogenic CAR-T for EOC and MPM.

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

In May 2021, we resubmitted the two IND applications. The revised IND applications are for first in-human dosing of our Off-the-Shelf, Allogenic Gamma-Delta T cell therapy for metastatic and progressive locally advanced solid malignancies. On May 17, 2021, we announced that the first IND application was for a Phase I clinical trial of our ALEXIS-PRO-1 product candidate. On May 24, 2021, we announced that the second IND application was for a Phase 1 clinical trial of our ALEXIS-ISO-1 product candidate.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	slow or delayed IND applications;
●	slow or delayed clinical trial enrollment;
●	patent reinforcement and prosecution; and
●	changes in laws or the regulatory environment affecting our company.

Emerging Growth Company

We qualify as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
●	submit certain executive compensation matters to stockholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and
●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer's compensation to median employee compensation.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates. These include the following:

●	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
●	expenses incurred under agreements with third parties, including contract research organizations and other third parties that conduct preclinical research and development activities and clinical trials on our behalf;
●	costs of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and future clinical trials, including the costs of contract manufacturing organizations, that will manufacture our clinical trial material for use in our preclinical studies and potential future clinical trials;
●	costs of outside consultants, including their fees and related travel expenses;
●	costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
●	license payments made for intellectual property used in research and development activities; and

●	facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs if specifically, identifiable to research activities.

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

We cannot determine with certainty the duration and costs of future clinical trials of our ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidates, or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidates and any other our product candidate we may develop will depend on a variety of factors, including:

●	the scope, rate of progress, expense and results of clinical trials of our ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	uncertainties in clinical trial design and patient enrollment rates;
●	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any marketing approvals; and
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation for personnel in our executive, finance, business development, operations and administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs that are not specifically attributable to research activities.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table sets forth key components of our results of operations for the three months ended June 30, 2021 and 2020.

	Three Months Ended
	June 30,		Increase (Decrease)
	2021	2020	$	%
Operating expenses:
Research and development	$2,658,100	$1,272,300	$1,385,800	108.92%
General and administrative	2,314,100	10,094,600	(7,780,500)	(77.08)%
Total operating expenses	4,972,200	11,366,900	(6,394,700)	(56.26)%
Loss from operations	(4,972,200)	(11,366,900)	(6,394,700)	(56.26)%
Other expense
Interest expense	(2,100)	—	(2,100)	(100.00)%
Total other expense	(2,100)	—	(2,100)	(100.00)%
Net loss	$(4,974,300)	$(11,366,900)	$(6,396,800)	(56.28)%

Research and development expenses. Our research and development expenses increased by $1,385,800, or 108.92%, to $2,658,100 for the three months ended June 30, 2021, from $1,272,300 for the three months ended June 30, 2020. The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended
	June 30,		Increase (Decrease)
	2021	2020	$	%
Direct research and development expenses by product candidate:
ALEXIS-PRO-1	$7,900	$21,500	$(13,600)	(100.00)%
ALEXIS-ISO-1	407,400	39,900	367,500	100.00%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	929,600	703,200	226,400	32.20%
Laboratory supplies and services	239,000	58,900	180,100	305.77%
Outsourced research and development	746,000	282,100	463,900	164.45%
Laboratory equipment and maintenance	27,500	12,400	15,100	121.77%
Facility-related costs	208,500	99,200	109,300	110.18%
Intellectual Property	88,800	54,300	34,500	63.54%
Other research and development costs	3,400	800	2,600	325.00%
Total research and development expenses	$2,658,100	$1,272,300	$1,385,800	108.92%

As illustrated above, the increase in research and development expenses resulted from (i) a $367,500 increase in ALEXIS-ISO-1 direct research and development costs which primarily included a $289,100 increase in disposables and consumables, and a $44,200 increase in outsourced research and development fees, all of which attributed to Gamma Delta T-Cell manufacturing and in-vivo experimentation; (ii) a $226,400 increase in employee related costs, which primarily included a $365,200 increase in wages, benefits and payroll taxes, offset by reduced stock compensation expenses of $110,800 attributable to research and development employees; (iii) a $463,900 increase in outsourced research and development costs, which primarily included a $532,900 increase in regulatory consulting fees with the offsetting balance resulting from reduced research studies totaling $60,100, and stock compensation expenses attributed to non-employees compared to the prior period; (iv) a $109,300 increase in facility-related costs, primarily driven by $71,400 increase in allocated depreciation expenses, $5,200 increase in allocated rent expenses, and the remaining increase attributed to repairs, maintenance, and utilities; (v) a $180,100 increase in laboratory supplies in services, which primarily included a $25,000 increase in supplies and a $159,200 increase in spending on disposables and consumables for experimentation, testing, validation of our other key value drivers, with the remaining offsetting balance driven by reduced postage spending; and (vi) a $34,500 increase in intellectual property which consists of increased legal expenses and intellectual property filing primarily attributed to DIAMOND and other technologies currently in development.

These cost increases were primarily incurred to support Gamma Delta T-Cell manufacturing as well as experimentation and validation of our product candidates.

1.

Augmented our research and development team: In the three months ended June 30, 2021 and 2020, our average headcount increased to 21.5 employees from seven employees allocable to research and development and clinical trials preparation.

2.

ALEXIS-ISO-1 Manufacturing and Experimentation: $367,500 increase in spending during the three months ended June 30, 2021 from manufacturing expanded Gamma Delta T-Cells in the recently completed GMP facilities. In addition, in-vivo experimentation costs in the recently completed vivarium facilities contributed to the increase.

General and administrative expenses.    Our general and administrative expenses decreased by $7,780,500, or 77.08%, to $2,314,100 for the three months ended June 30, 2021 from $10,094,600 for the three months ended June 30, 2020.

During the three months ended June 30, 2021, the decrease primarily resulted from a decrease in stock compensation expenses of $8,486,700. That decrease was offset by increased professional services of $130,300, wages and salaries of $351,700, and insurance of $142,400.

The decrease in stock compensation expense was driven by the June 2020 common stock issuances of 722,000 shares to our Chief Financial Officer, and Chief Strategy and Innovation Officer which resulted in $9,386,000 of non-recurring stock compensation expenses. That decrease was offset by expenses related to stock option grant modification totaling $890,700 incurred during the three months ended June 30, 2021.

.

The increase in professional services expenses was primarily driven by an increase of $138,000 from consulting and corporate development fees incurred during the three months ended June 30, 2021 compared to the same period in the prior year.

Employee related expenses were impacted by increases to headcount, and employee salary rates. During the three months June 30, 2021 and 2020, the headcount for employees allocated to general and administrative purposes increased to eight employees from four employees, respectively. In addition, the Chief Executive Officer's salary increased to an annual rate of $504,000 from $280,000 as of June 30, 2021 and 2020, respectively.

Finally, the increase in insurance costs is driven by our financing arrangement for the Director and Officer Insurance policy. We entered this policy in November of 2020. The total amount of expense incurred from that policy during the three months ended June 30, 2021 totaled $135,100.

Interest expense.     Interest expense was $2,100 and $0 for the three months ended June 30, 2021 and 2020, respectively. The increase is entirely driven by cash paid for interest attributed to the financing arrangement for our Director and Officer Insurance policy. The total amount financed was $540,500 with an annual interest rate of 4.59%, to be paid over a period of nine months. As of June 30, 2021, the remaining payable balance on the financed amount was $91,600.

Net loss.    As a result of the cumulative effect of the factors described above, our net loss decreased to $4,974,300 during the three months ended June 30, 2021 compared to $11,366,900 during the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table sets forth key components of our results of operations for the six months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30,		Increase (Decrease)
	2021	2020	$	%
Operating expenses:
Research and development	$4,543,700	$2,300,400	$2,243,300	97.52%
General and administrative	4,385,100	10,919,200	(6,534,100)	(59.84)%
Total operating expenses	8,928,800	13,219,600	(4,290,800)	(32.46)%
Loss from operations	(8,928,800)	(13,219,600)	(4,290,800)	(32.46)%
Other income (expense)
Gain on loan extinguishment	105,800	—	105,800	100.00%
Interest expense	(5,800)	—	(5,800)	(100.00)%
Total other income (expense)	100,000	—	(22,400)	(100.00)%
Net loss	$(8,828,800)	$(13,219,600)	$(4,313,200)	(32.63)%

Research and development expenses. Our research and development expenses increased by $2,243,300, or 97.52%, to $4,543,700 for the six months ended June 30, 2021, from $2,300,400 for the six months ended June 30, 2020. The following table summarizes our research and development expenses by product candidate or development program:

	Six Months Ended
	June 30,		Increase (Decrease)
	2021	2020	$	%
Direct research and development expenses by product candidate:
ALEXIS-PRO-1	$33,900	$39,400	$(5,500)	(13.96)%
ALEXIS-ISO-1	892,100	54,600	837,500	100.00%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	1,785,500	1,127,100	658,400	58.42%
Laboratory supplies and services	359,700	125,500	234,200	186.61%
Outsourced research and development	896,000	678,100	217,900	32.13%
Laboratory equipment and maintenance	59,900	26,800	33,100	123.51%
Facility-related costs	364,300	177,900	186,400	104.78%
Intellectual Property	148,800	69,000	79,800	115.65%
Other research and development costs	3,500	2,000	1,500	75.00%
Total research and development expenses	$4,543,700	$2,300,400	$2,243,300	97.52%

As illustrated above, the increase in research and development expenses resulted from (i) a $837,500 increase in ALEXIS-ISO-1 direct research and development costs which primarily included a $673,400 increase in disposables and consumables, a $44,400 increase in outsourced research and development fees, a $25,800 increase in non-capitalizable equipment and maintenance, and a $57,500 increase in supplies, all of which attributed to Gamma Delta T-Cell manufacturing and in-vivo experimentation; (ii) a $658,400 increase in employee related costs, which primarily included a $654,000 increase in wages, benefits and payroll taxes; (iii) a $217,900 increase in outsourced research and development costs, which primarily included a $564,100 increase in regulatory consulting fees with the offsetting balance resulting from reduced stock compensation expenses attributed to non-employees compared to the prior period; (iv) a $186,400 increase in facility-related costs, primarily driven by $132,700 increase in allocated depreciation expenses, $13,500 increase in allocated rent expenses with the remaining amount attributed to repairs, maintenance, and utilities; (v) a $234,200 increase in laboratory supplies in services, which primarily included a $65,600 increase in supplies and a $166,800 increase in spending on disposables and consumables for experimentation, testing, validation of our other key value drivers, with the remaining balance driven by postage spending; and (vi) a $79,800 increase in intellectual property which consists of increased legal expenses and intellectual property filing primarily attributed to DIAMOND and other technologies currently in development;

These cost increases were primarily incurred to support Gamma Delta T-Cell manufacturing as well as experimentation and validation of our product candidates.

1.

Augmented our research and development team: In the six months ended June 30, 2021 and 2020, our average headcount increased to 18.5 employees from 6 employees allocable to research and development and clinical trials preparation.

2.

ALEXIS-ISO-1 Manufacturing and Experimentation: $837,500 increase in spending during the six months ended June 30, 2021 from manufacturing expanded Gamma Delta T-Cells in the recently completed GMP facilities. In addition, in-vivo experimentation costs in the recently completed vivarium facilities contributed to the increase.

General and administrative expenses.    Our general and administrative expenses decreased by $6,534,100, or 59.54%, to $4,385,100 for the six months ended June 30, 2021 from $10,919,200 for the six months ended June 30, 2020.

During the six months ended June 30, 2021, the decrease primarily resulted from a decrease in stock compensation expenses of $7,859,200. That decrease was offset by increased professional services of $641,700, wages and salaries of $550,300, and insurance of $284,700.

The decrease in stock compensation expense was driven by the June 2020 common stock issuances of 722,000 shares to our Chief Financial Officer, and Chief Strategy and Innovation Officer which resulted in $9,386,000 of non-recurring stock compensation expenses. That decrease was offset by expenses related to stock option grant modification totaling $1,178,300 incurred during the six months ended June 30, 2021. The remaining offsetting balance is mainly driven by increased stock compensation expense during the six months ended June 30, 2021 from amortized expense of executive performance-based restricted stock unit grants.

The increase in professional services expenses was driven by an increase of $361,900 from accounting and audit fees and an increase of $279,900 of other consulting and corporate development fees incurred during the six months ended June 30, 2021 compared to the same period in the prior year.

Employee related expenses were impacted by increases to headcount, and employee salary rates. During the six months June 30, 2021 and 2020, the headcount for employees allocated to general and administrative purposes increased to 8 employees from 3.5 employees, respectively. In addition, the Chief Executive Officer's salary increased to an annual rate of $504,000 from $280,000 as of June 30, 2021 and 2020, respectively.

Finally, the increase in insurance costs is driven by our financing arrangement for the Director and Officer Insurance policy. We entered this policy in November of 2020. The total amount of expense incurred from that policy during the six months ended June 30, 2021 totaled $270,200.

Gain on loan extinguishment.     Gain on loan extinguishment was $105,800 and $0 for the six months ended June 30, 2021 and 2020, respectively. During the year ended December 31, 2020, we applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. On February 16, 2021 the SBA granted forgiveness of the SBA Loan and all applicable interest. On the date of forgiveness, the principal and accrued interest totaled $105,800.

Interest expense.     Interest expense was $5,800 and $0 for the six months ended June 30, 2021 and 2020, respectively. The increase is entirely driven by cash paid for interest attributed to the financing arrangement for our Director and Officer Insurance policy. The total amount financed was $540,500 with an annual interest rate of 4.59%, to be paid over a period of nine months. As of June 30, 2021, the remaining payable balance on the financed amount was $91,600.

Net loss.    As a result of the cumulative effect of the factors described above, our net loss decreased to $8,828,800 during the six months ended June 30, 2021 compared to $13,219,600 during the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $3,070,400. As of December 31, 2020 we had cash and cash equivalents of $10,150,500. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible promissory notes, preferred stock, and common stock from the initial public offering.

Based on our forecasted expenditures related to our ongoing clinical trials and research and development efforts following the completion of our public offering on July 2, 2021, we determined that we have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the condensed consolidated financial statements are issued. After taking into account our cash flow projections, we do not believe we will have sufficient cash on hand or available liquidity to meet our obligations through the twelve months from the date of issuance of the condensed consolidated financial statements for the three months ending September 30, 2021. We have incurred significant operating losses since inception, and we expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase. These costs include conducting preclinical studies and clinical trials for our product candidates, contracting with clinical research organizations and building out internal capacity to have product candidates manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio and providing general and administrative support for our operations. As a result, substantial doubt exists regarding the going concern assumption on our condensed consolidated financial statements. Therefore, these condition raises substantial doubt about our ability to continue as a going concern.

We are seeking significant additional capital funding to develop our platform, additional hiring of scientific professionals, hiring other general and administrative employees, and clinical trials. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. In consideration of our plans, substantial doubt is not alleviated.

Summary of Cash Flow

The following table sets forth a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(6,344,100)	$(2,603,800)
Net cash used in investing activities	(590,600)	(762,300)
Net cash (used for) provided by financing activities	(145,400)	3,120,500
Net decrease in cash and cash equivalents	(7,080,100)	(245,600)
Cash and cash equivalents at beginning of the period	10,150,500	1,929,100
Cash and cash equivalents at end of the period	3,070,400	1,683,500

Cash flows from operating activities

Net cash used in operating activities was $6,344,100 for the six months ended June 30, 2021, as compared to $2,603,800 for six months ended June 30, 2020. In the six months ended June 30, 2021, net loss of $8,828,800 and outflows from the gain on loan extinguishment of $105,800. These cash outflows were offset by stock compensation expenses from stock options and restricted stock units of $2,213,800, prepaid expenses and other current assets of $151,500, and depreciation of $202,400. Net cash used in operating activities decreased by a total of $3,470,300 period-over-period. The main driver for the decrease is the $8,817,200 decrease in stock compensation expenses, offset by the decrease in net loss of $4,390,800. We primarily used cash to augment our headcount, develop our ALEXIS-ISO-1 product candidate, and pay for other corporate development costs. See "Results of Operations" above for further details.

Cash flows from investing activities

Net cash used in investing activities was $590,600 for the six months ended June 30, 2021, as compared to $762,300 for the six months ended June 30, 2020. Our net cash used in investing activities consisted entirely of purchases of property and equipment. This decrease was primarily driven by reduced cash outflows from equipment and leasehold improvements attributed to our Clean Room and Vivarium current good manufacturing practices facilities located in our Houston office.

Cash flows from financing activities

Cash outflows from financing activities was $145,400 during the six months ended June 30, 2021. Net cash provided by financing activities during the six months ended June 30, 2020 totaled $3,120,500.

During the six months ended June 30, 2021, we paid $270,800 towards our financing arrangement for our Director and Officer Insurance policy. This outflow was offset by exercised stock options resulting in proceeds of $125,400. During the six months ended June 30, 2020, the net cash provided by financing activities consisted of proceeds from the Series B Preferred Stock round of financing totaling $3,000,000 and proceeds from a loan payable of $115,600.

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

There were no changes in the fair value hierarchy leveling during the six months ended June 30, 2021 and 2020.

Stock-Based Compensation— We record stock compensation expense related to our 2017 Equity Incentive Plan and 2021 Equity Incentive Plan in accordance with ASC 718, Compensation—Stock Compensation. We measure and recognize stock compensation expense for all stock-based awards, including stock options and restricted stock units (“RSUs”).

Stock compensation expense for RSUs is based on estimated fair values recognized using the straight-line method over the requisite service period, as long as the performance obligations in the RSU agreement are deemed probable by management. Stock compensation expense for stock options is based on estimated fair values recognized using the straight-line method over the requisite service period. The fair value of stock options is estimated on the grant date using the Black-Scholes option-valuation model. The calculation of stock-based compensation expense requires that we make assumptions and judgments about the variables used in the Black- Scholes option-valuation model, including the fair value of our common stock, expected term, expected volatility of the underlying common stock, and risk-free interest rate. Forfeitures are accounted for when they occur.

We estimate the grant-date fair value of stock options using the Black-Scholes option-valuation model. During the six months ended June 30 2021 and 2020, all stock option equity grants under the 2017 Equity Incentive Plan and 2021 Equity Incentive Plan contained assumptions used to value such stock options, and were determined as follows:

Expected Term.    The expected term represents the period that our stock options are expected to be outstanding. We have used the SAB No. 110, simplified method to calculate the expected term, which is the average of the contractual term and vesting period. We do not plan to continue to use the SAB 110 simplified method after we have sufficient trading history as a publicly traded company.

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

Common Stock Valuations. During the six months ended June 30, 2021, we used our listed Nasdaq Capital Market closing price on the grant date to determine common stock valuation.

During the six months ended June 30, 2020, the fair value of the common stock underlying our stock-based compensation grants was determined by our board of directors, with input from management and third-party valuations. We believe that the board of directors had the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately- Held Company Equity Securities Issued as Compensation, the board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date.  These factors include:

●	valuations of the common stock performed by third-party specialists;
●	the prices, rights, preferences, and privileges of our Series A-1 Preferred Stock and Series B Preferred Stock relative to those of our common stock;
●	lack of marketability of the common stock;

●	current business conditions and projections;
●	hiring of key personnel and the experience of management;
●	our stage of development;
●	likelihood of achieving a liquidity event, a merger or acquisition of our company given prevailing market conditions, or other liquidation event;
●	the market performance of comparable publicly traded companies; and
●	the U.S. and global capital market conditions.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision, and with the participation, of our current management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Based on this evaluation of our disclosure controls and procedures, our management, including our CEO and CFO, have concluded that our disclosure controls and procedures were not effective as of June 30, 2021 because of the material weaknesses in our internal control over financial reporting described below.

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

Our management is monitoring these weaknesses and will continue to evaluate whether the remedial actions being taken by the Company have remediated these weaknesses when it completes its evaluation of the Company’s internal control over financial reporting for the year ending December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.1

Membership Interest Purchase Agreement dated as of June 14, 2021 among Kiromic BioPharma, Inc., In Silico Solution, LLC and Michael Ryan  (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 17, 2021)

10.1	Executive Employment Agreement by and between the Company and Mr. Ignacio Nunez, effective as of June 7, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 7, 2021)
10.2	Executive Employment Agreement by and between the Company and Dr. Michael Ryan, effective as of July 1, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 8, 2021)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
Date: August 13, 2021	KIROMIC BIOPHARMA, INC.

/s/ Maurizio Chiriva-Internati
Name: Maurizio Chiriva-Internati
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Tony Tontat
Name: Tony Tontat
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)