Form 10-K
period 2021-12-31
Kiromic Biopharma, Inc.
filed 2022-04-08
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $18,655,400 based on the closing price of the Common Stock on the Nasdaq Stock Market on June 30, 2021.

As of April 8, 2022, there were 15,585,587 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year covered by this report.

Kiromic BioPharma, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2021

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the United States (the “U.S.”) Private Securities Litigation Reform Act, Section 21E of the Securities Exchange Act of 1934, as amended, and other federal securities laws. All statements other than statements of historical facts are forward-looking statements. The forward-looking statements are contained principally in, but not limited to, the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and “Risk Factors”. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goals and strategies;
●	our future business development, financial condition and results of operations;
●	expected changes in our revenue, costs or expenditures;
●	our expected timing of human clinical trials and other related milestones;
●	difficulties or delays in the product development process, including the results of preclinical studies or clinical trials;
●	difficulties or delays in the regulatory approval process;
●	manufacturing, sales, marketing and distribution of any of our products that may be successfully developed and approved for commercialization;
●	growth of and competition trends in our industry;
●	our expectations regarding demand for, and market acceptance of, our products;
●	protection for our patents and other intellectual property or trade secrets;
●	our expectations regarding our relationships with investors, institutional funding partners, strategic partners and other parties we collaborate with;
●	adverse side effects or inadequate therapeutic efficacy of our products that could slow or prevent product development or commercialization;
●	dependence on third party suppliers;
●	fluctuations in general economic and business conditions in the markets in which we operate; including those fluctuations caused by COVID-19;
●	our ability to raise capital when needed;
●	relevant government policies and regulations relating to our industry; and
●	the outcome of any pending or threatened litigation.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. We encourage you to read the risks described under “Risk Factor Summary” and elsewhere in this report carefully for a discussion of factors that may cause actual results to differ materially from current expectations. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

RISK FACTOR SUMMARY

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2021.

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

Risks Related to Our Financial Position

●	We have incurred losses since inception and may never achieve or sustain profitability.
●	We will need substantial additional funding and cannot be certain that additional capital will be available.
●	If we are unable to raise substantial additional capital, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.
●	Our financial situation creates doubt whether we will continue as a going concern.
●	We identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future.

Risks Related to our Business

●	We have a limited operating history, which makes it difficult to evaluate our current business and future prospects.
●	As a company, we have never commercialized a product.
●	We must maintain quality controls and compliance with manufacturing standards.
●	Our future success depends on our ability to retain our key executives and qualified personnel.
●	We may experience difficulties in managing our growth, which could disrupt our operations.
●	Our governing documents could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.
●	We are an emerging growth company, and we cannot be certain if the reduced reporting requirements make our shares less attractive to investors.
●	We may be subject to securities laws claims regarding past disclosures.
●	We had ineffective disclosure controls and procedures as of December 31, 2021 and earlier periods.
●	We fact risks associated with increased political uncertainty.
●	Our business may be adversely affected by the ongoing coronavirus (“COVID-19”) pandemic.

Risks Related to our Product Candidates

●	Our tumor-specific cancer immunotherapy approach exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.
●	We face substantial competition from other pharmaceutical and biotechnology companies.
●	Other existing or future technologies may provide significant advantages over our technologies.
●	We may expend resources pursuing programs or products that may be less successful than others.
●	If we experience delays or difficulties in patient enrollment for clinical trials, our research and development efforts and the receipt of necessary regulatory approvals could be significantly delayed or prevented.
●	Delays in the commencement and completion of clinical trials could increase costs and delay or prevent regulatory approval and commercialization of our product candidates.
●	We may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our immunotherapy candidates prove to be ineffective, unsafe or commercially unviable, our entire technology platform and pipeline would have little, if any, value.
●	Results from preclinical studies and early-stage clinical trials may not be predictive.
●	Preliminary interim or “top-line” data that we announce may change as more data become available.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any products that we develop alone or with collaborators.
●	Our product candidates are complex and difficult to manufacture.
●	If we are unable to obtain sufficient quantities of raw materials and supplies, at acceptable prices and on a timely basis, it could harm our business.

●	The market opportunities for our product candidates may be smaller than we estimate.

Risks Related to Government Regulation

●	The U.S. Food and Drug Administration (the “FDA”) regulatory approval process is lengthy and time-consuming, and we may continue to experience significant delays.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.
●	Our product candidates may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.
●	We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.
●	The regulatory landscape that will govern our product candidates is uncertain.
●	The FDA may disagree with our plans, and we may fail to obtain regulatory approval of our product candidates.
●	We may be unable to obtain orphan drug designation or to maintain the associated benefits.
●	We may not be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
●	Even if we receive regulatory approval for our product candidates, such products will be subject to ongoing regulatory obligations and continued regulatory review.
●	Healthcare reform measures may have a material adverse effect our product candidates’ commercial success.

Risks Related to Our Reliance on Third Parties

●	We expect to depend on collaborations with third parties for certain research, development and commercialization activities, and if any such collaborations are not successful, it may harm our business and prospects.
●	Our relationships with healthcare professionals, clinical investigators, Contract Research Organizations (“CROs”), and third-party payors may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws.

Risks Related to Intellectual Property

●	Patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our business position.
●	Our ability to compete effectively in our markets may decline if we do not adequately protect our proprietary rights, and our proprietary rights do not necessarily address all potential threats to our competitive advantages.
●	We could lose license rights that are important to our business if we fail to comply with our obligations in the agreements under which we license such intellectual property.
●	We may not be able to protect our intellectual property rights throughout the world.
●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information or trade secrets of third parties.

Risks Related to the Market for Our Common Stock

●	Our common stock may be volatile or may decline regardless of our operating performance.
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for the shares and trading volume could decline.
●	We do not expect to pay dividends in the foreseeable future.
●	Our stockholders may experience substantial dilution if we issue additional shares of our capital stock.
●	We may issue additional debt and equity securities, which could materially adversely affect the market price of our common stock.
●	Failure to meet the continued listing requirements of The Nasdaq Stock Market, LLC (“Nasdaq”) could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.
●

ITEM 1. BUSINESS.

Overview

Revolutionizing Allogenic cell therapies for multiple oncology indications.

Kiromic BioPharma, Inc. (together with its subsidiaries, “we,” “us,” “our” or the “Company”) is an artificial intelligence (“AI”) driven, end-to-end allogenic cell therapy company, currently developing the multi-indication allogeneic T cell therapy that exploits the natural potency of the Gamma Delta T cell (“GDT”) to target solid tumors.

Our end-to-end approach consists of target discovery and validation, product development, and good manufacturing practices (“GMP”) manufacturing, which we believe will allow us to leverage a new framework for the next generation of cell therapies. We also have new technologies in development that we believe will support our end-to-end approach.

From a target discovery standpoint, our proprietary target discovery engine is called "Diamond." The Diamond platform is a suite of data mining algorithms that identify cancer-specific immunotherapy targets and AI models that evaluate the quality of potential targets. We believe that Diamond dramatically accelerates the development of live drug technologies by quickly locating rare cancer-specific targets in vast databases of billions of genomic datapoints and by applying the latest in machine learning methods to eliminate targets likely to fail prior to costly laboratory validation and development. From a development standpoint, Kiromic utilizes innovative engineered GDT manufacturing technologies and is developing proprietary, virus-free gene editing tools, to develop novel therapies for solid tumors that will be effective and cost-efficient. Our Allogenic Lead Exogenous Isoforms (“ALEXIS”) platform consists of allogeneic cell therapy products, currently in the pre-Investigational New Drug development stage. Investigational New Drug (“IND”) application enabling, non-clinical pharmacology studies are supportive for the GDT-based therapy.

Our ALEXIS-PRO-1 trial candidate is our allogeneic GDT therapy product targeting PD-L1. Our ALEXIS-ISO-1 trial candidate is our allogenic GDT therapy product targeting an isoform of Mesothelin that is preferentially present on tumor cells, namely Mesothelin Isoform 2 (“Isomeso”). The IND applications for these trial candidates are currently on a clinical hold as of June 2021. We are currently working on addressing the FDA’s comments. Accordingly, for ALEXIS-PRO-1, we expect the clinical hold will be lifted in the second half of 2022 allowing us to begin the activation process for the clinical trial by the end of the last quarter of 2022. For ALEXIS-ISO-1, we expect to begin the activation process for the clinical trial by the end of the last quarter of 2023.

From a manufacturing standpoint, Kiromic uses in-house R&D laboratory facilities, an on-site animal facility for non-clinical studies, current good manufacturing practices (“cGMP”) production facilities for vector and cell manufacturing with a dedicated on-site quality control laboratory, which we believe will ensure rapid discovery, validation, development and a streamlined clinical product release. We believe that our allogeneic, off-the-shelf (“OTS”) manufacturing process will result in short lead times and low costs, opening up opportunities for outpatient treatment.

Finally, our other technologies in development consist of:

-	An Invariant Natural Killer T cell (“iNKT”) platform targeting PDL1 and other tumor-preferred isoforms, similar to Isomeso. iNKT is considered as an unconventional T cell population with semi invariantly re-arranged T cell Receptor (“TCR”). They recognize many tumor-associated lipid antigens via their endogenous anti-tumor receptor, CD1d, which does not react against allogenic cells, making iNKT ideally suitable for allogenic cancer cell therapies. The innate ability of iNKTs to kill tumor cells combined with minimal graft versus host disease (“GvHD”) risk provides an extremely attractive platform for developing OTS product. Although the relative percentage of iNKTs are very low in peripheral blood we believe that we have developed an efficient method of enriching, expanding, and engineering a pure population of iNKTs on a large scale, suitable for commercial manufacturing. We have proven the high efficiency of our iNKTs to kill tumor cells in vitro and in an in vivo pilot study, and this year we will commence extensive IND application enabling studies.
-	ABBIE, which is a novel cell engineering system to manufacture GMP-grade off the shelf cell therapies without the use of a viral vector, thus making our products safer and easier to manufacture.

KiroVAX / BSK01 was our Phase 1 cell therapy cancer vaccine candidate and consisted of professional antigen presenting cells (dendritic cells) which were matured and pulsed with tumor specific antigens, yielding a tumor-targeted, next-generation cellular therapy vaccine designed for the therapeutic treatment of multiple types of solid cancers. The trials terminated during fiscal year 2018 due to enrollment limitations. Although strategies have not yet been activated to advance the KiroVax/BSK01 platform, Kiromic is planning to leverage its clinical experience with BSK01 to develop an innovative technology aimed to boost the persistency of its allogenic cell therapy products.

Target Discovery: Diamond (Identify, Screen, Prioritize)

Diamond addresses the main challenges in today's clinical pipeline: target identification.

Successful development of precision immunotherapies requires a distinguishing feature of tumor cells, a target. The target must be common on tumor cells but not on normal cells. It also must be accessible and able to trigger an effective immune response. It is both critical and extremely difficult to find good immunotherapy targets.

Kiromic’s Diamond does just that. Diamond is an integrated suite of data mining and AI algorithms that can identify and validate novel cancer immunological targets. The targets it identifies are segments of cell surface proteins (peptides) that are specific to tumor cells and that can be bound by immune T cells or B cells. Diamond generates a prioritized list of cancer immunological targets. These targets can be used to create therapies such as antibody therapies, T cell therapies, Chimeric Antigen Receptor T cell (“CAR-T cell”) therapies and vaccine therapies.

Diamond has a large and growing database of genomics, proteomics, cytometry, demographics, 3D structures, and gene models and annotations. The data base has approximately 2 billion data points and is an integrated collection of large public consortium datasets and Kiromic proprietary study data. The data covers 38 types of cancer 47 types of normal human tissue with hundreds of samples and millions of datapoints for each.

We believe that the Diamond data mining tools drive discovery by sifting these billions of data points to identify rare cancer-specific immunotherapy targets. Diamond AI predictions then validate targets to find those that are most likely to be stably presented on the surface of tumor cells and that have strong immunological binding properties. We believe that the predictions speed development and reduce costs by quickly eliminating targets that would likely fail later in laboratory validation or development.

Most damaged cells are quickly identified and eliminated by the immune system. Damaged cells that become cancer are those that acquire changes, allowing them to evade the immune system and to proliferate. One common change of this type is an alteration of messenger RNA (“mRNA”) splicing patterns. Changes in mRNA splicing lead to altered proteins (isoforms) that provide selective advantages to the tumor cells but also provide potential as cancer-specific immunotherapy targets.

Surface Expression of Antigens
Cancer Cell
Iso-form (neotumor epitopes or "targets")
post-transcriptional protein variants
Surface Targets
Targets
Targets
Targets
cell membrane
Inside Cancer Cell
Cross Section

To solve the problem of identifying common cancer-specific antigens derived from alternative splicing, we have developed a fully integrated in silico methodology to predict cancer-specific isoforms

Diamond allows for the prediction and prioritization of iso-antigens which are a novel source of tumor targets, highly specific for neoplastic cells but without the drawback of also being highly patient-specific.

Diamond analyzes tens of thousands of isoforms from 10,000+ tumor samples and 7,000+ normal samples to create a rank order list of isoforms that are strongly expressed in tumor but not in normal samples. It supports identification of targets for specific tumor types, sub-populations of patients, or cross-tumor type targets. In each case, tumor expression is compared to all profiled normal tissues. Diamond can distinguish splicing alterations that lead to unique protein regions or unique protein sequence junctions. The unique regions are the basis for identification of a target peptide. Diamond can also refine results to focus on just proteins that are presented on the surface of cells.

After a prioritized list of cancer-specific protein isoforms is developed by our data mining tools, a specific target peptide must be selected and targets must be vetted with in-silico methods to quickly eliminate those likely to fail later in development. The Diamond platform includes a suite of AI, machine learning models that assist in selection of the most promising targets. These include:

T cell immune response. An AI trained on thousands of interactions between antigens and immune cells to predict presentation and Major Histocompatibility Complex (“MHC”) binding. These predictions guide selection of optimal target peptide from cancer specific protein regions and eliminate candidates with poor predicted immune interaction.

B Cell response. An AI trained on thousands of epitope / antibody interactions from three-dimensional structures of antibody binding to predict B cell binding of candidate target peptides. These predictions also can be used for relevant therapy design to select the optimal target within a cancer-specific protein region and to eliminate candidates with poor binding predictions.

Transmembrane prediction. Immunotherapies like CAR-T cell therapies work optimally on proteins with cancer-specific alterations of cell surface proteins. Generally, cell surface proteins have a portion that stays inside the cell (cytoplasmic), a portion that cross the cell membrane (transmembrane), and a portion that is outside on the cell’s surface (extracellular). A good target for CAR-T cells needs to be on the extracellular portion of a protein that is altered by cancer but that is not so dramatically altered that it is no longer a transmembrane protein. A Diamond machine learning model trained on the properties of transmembrane proteins is used to ensure that these criteria are meet.

Protein Structure prediction. Diamond leverages the latest advances in 3D protein folding / structure prediction using deep neural networks to model the shape of cancer-specific protein alterations. The predicted structure is used to evaluate the stability of the altered protein and the accessibility of potential targets.

Proteomic validation. Diamond includes a database of mass spectrometry proteomic data that was reprocessed to broadly identify protein fragments from alternative gene isoforms. This data can in some cases be used to validate that cancer-specific alterations present in the transcriptome do in-fact result in production of altered proteins by the tumor cells.

Research assistant. Even with many AI tools assisting in target selection, skilled human researchers still need to perform detailed investigation of potential targets. Many of these tasks are repetitive and time consuming so Diamond includes an automated assistant that speeds up this research by gathering relevant publications, figures, gene annotations, and connections to useful external tools.

The Diamond platform is now developed entirely by Kiromic’s in-house bioinformatics group who interact regularly with Kiromic researchers selecting targets and designing therapies. This close, responsive collaboration allows for rapid evolution and improvement of the system in meeting research needs. Further, the system has been reconstructed to have a modular, pluggable architecture that is able to quickly accommodate advances in scientific or computational methods as well as new immunotherapy designs.

Development: Using Engineered Allogeneic GDT Based Therapies

After Diamond allows us to identify targets on solid tumors, we seek to use those targets to train immune cells. The trained immune cells generate a therapeutic immune response in patients. These peptide sequences, known as tumor-specific iso-antigens (“TSIAs”), generate an immunological response and therefore eradicate cancer cells.

Our Approach

Our goal is to defeat cancer by developing immunotherapies that rely on improving target discovery and validation. With better targets, we believe that our therapies will be more effective than the current crop of immunotherapies using older targets.

We are currently in the process of completing the preclinical work needed to amend our INDs for first in-human off the shelf gamma delta chimeric PD-L1 GDTs, and chimeric antigen receptor (“CAR”) (Isomeso) GDT therapy products. Our target indications will be metastatic and progressive locally advanced solid malignancies which have no curative options. These biomarkers have been validated in-vitro and in-vivo, with preclinical animal models.

Next Generation Allogeneic Therapy Summary

We believe that our Next Generation Allogeneic Approach results in the following:

1.	Addressing a Growing Market: Solid tumors represent approximately 90% of new cases according to the American Cancer Society, we believe that our therapies can address a significant contingency of these cases.
2.	Thwarting Antigen Escape by Targeting PD-L1: Similarly, since many solid tumors have a wide expression of PD-L1, we believe that our ALEXIS-PRO-1 trial candidate can effectively treat most solid cancers.

3.	Exploitation of GDT’s Natural Potency: Further, by using GDT, we believe that our trial candidates can achieve superior safety and superior efficacy based on our pre-clinical results.

We are developing our brand of CAR cell product candidates designed to treat cancer by capitalizing on the immune system's ability to destroy cancer cells. These products are in the pre-IND stage of the FDA clinical trial process.

The following presents a detailed explanation of each component listed above:

Addressing a Growing Target Market

CAR-T cell therapy, a form of cancer immunotherapy, has recently emerged as a revolutionary and potentially curative therapy for patients with hematologic cancers, including refractory cancers. In 2017, two autologous anti-CD19 CAR-T cell therapies, Kymriah, developed by Novartis International AG, and Yescarta, developed by Kite Pharma, Inc., (now part of Gilead), were approved by the FDA for the treatment of relapsed/recurrent B cell precursor acute lymphoblastic leukemia and relapsed/recurrent large B cell lymphoma, respectively. Autologous CAR-T cell therapies are manufactured individually for the patient's use by modifying the patient's own T cells outside the body, causing the T cells to express CARs. The entire manufacturing process is dependent on the viability of each patient's T cells and takes approximately three to four weeks.

It’s important to note that the aforementioned therapies were for only hematological indications. Currently, these indications represent about 10% of new cases, while solid cancers comprise approximately 90% of new cases.

Further, we believe that the overall global CAR-T cell therapy market could expand to over $33 billion by 2027. Additionally, by focusing on an allogeneic approach, we believe that we can provide a simplified and efficient supply chain with improved product availability compared to the autologous therapies. Allogeneic CAR-T cell therapies involve engineering healthy donor T cells, which we believe will allow for the creation of an inventory of OTS products that can be delivered to a larger portion of eligible patients throughout the world.

Allogenic engineered T cells are manufactured in a similar manner as autologous, but with two key differences: (i) allogeneic T cells are derived from healthy donors, not cancer patients, and (ii) allogeneic T cells have a decreased risk of GvHD, a condition where T cells recognize the patient's normal tissues as foreign and cause damage to the patient.

In order to focus on this market most effectively, we used Diamond to identify and validate two key targets: PD-L1 and the Isoform of Mesothelin.

For example, below is a graphic of the indications we believe that our ALEXIS-ISO-1 clinical candidate may be able to effectively treat, including Ovarian, Cervical, Mesothelioma, Ovarian, Endometrial, and Pancreatic cancers.

ALEXIS-ISO-1 will be studied in a Phase 1, Open-label, Dose Escalation Study of an Allogeneic Gamma Delta CAR-T Cell Therapy (KB-ISM) in “Subjects with Isomesothelin Positive Metastatic or Progressive Locally Advanced Solid Malignancies.”

The primary goal will be to assess safety, tolerability, and efficacy at increasing dose levels in order to estimate the optimal biologic dose (“OBD”) which will serve as the dose for an additional 20 patient cohort expansion.

Prior to treatment, all patients are expected to undergo selected screening process to assure that they meet all the corresponding inclusion and exclusion criteria and are expressing the intended target (Isomeso).

We filed Phase 1 IND submissions for both ALEXIS-PRO-1 and ALEXIS-ISO-1 in May 2021. Those applications were placed on a clinical hold during June of 2021, and we are currently working on addressing the FDA’s comments. Accordingly, for ALEXIS-PRO-1, we expect the clinical hold will be lifted in the second half of 2022 allowing us to begin the activation process for the clinical trial by the end of the last quarter of 2022. For ALEXIS-ISO-1, we expect to begin the activation process for the clinical trial by the end of the last quarter of 2023.

Next, we will discuss our PD-L1 target, which we believe has even more potential applications to effectively treat solid tumors.

Thwarting Antigen Escape by Targeting PD-L1

To further boost the potency of our effector cells, we have developed an off the shelf chimeric gamma delta PD1
T cell switch receptor therapy that interferes with the inhibitory "checkpoint" protein, PD-L1, found on most tumor cells and cells of the tumor microenvironment (“TME”). We believe that most solid cancers such as lung, melanoma, gastric, esophagus, colorectal, breast, prostate, liver, urothelial, renal, cervical, and head and neck can potentially now be effectively treated by targeting the checkpoint inhibitor PD-L1. By converting what is normally an inhibitory signal into an activating signal, we predict that this will overcome the resistance of the TME and mitigate the issue of antigen loss typically seen with solid malignancies.

The graphic below demonstrates how we believe our engineered GDTs significantly enhance the immune response. First, it blocks the ability of checkpoint like PD-L1 from inactivating a T cell (similar to checkpoint inhibitors). Second, engineered GDTs are now able to kill cancer cells with enhanced potency upon binding with the PD-L1 receptor. Below is a graphic demonstrating how we believe this engagement will appear on the TME.

The chPD1 Receptor is activated by engagement with PD-L1+ (or even PD-L2+) tumors.

Typical checkpoint inhibitors block PD-1 and PD-L1, although they have limitations since they do nothing to actually activate/energize the T cell into action, and since typically the subject’s T cells are not working properly, the results are not as optimized as they would otherwise be.

Our chPD-1 (chimeric PD-1) thus takes it a step further by converting PD-1 and PD-L1 from an inhibitory signal to an activation signal. This transformation allows our chimeric T cells to then kill solid tumor cells and the cells of the TME.

Although this chimeric PD1 GDT can effectively lyse both hematologic and solid tumors expressing PD-L1, the focus of the first related IND submission will focus on solid malignancies that express PD-L1 as this represents one of the greatest needs in oncology at this time. This IND submission is supported by strong in vitro and in vivo tumor cytotoxicity data, and thus far no significant adverse effects have been noted in the animal models tested, which has included the testing of multiple types of solid malignancies.

Development Plan

ALEXIS-PRO-1 will be studied in a Phase 1, First-in-Human, Open-label, Dose Escalation Study of an Allogeneic Gamma Delta PD1 T Cell Switch Receptor Therapy (KB-PD1) in “Subjects with PD-L1 Positive Metastatic or Progressive Locally Advanced Solid Malignancies.”

The primary goal will be to assess safety, tolerability, and efficacy at increasing dose levels in order to estimate the OBD which will serve as the dose for an additional 20 patient cohort expansion.

Prior to treatment, all patients are expected to undergo selected screening process to assure that they meet all the corresponding inclusion and exclusion criteria and are expressing the intended target (PD-L1).

We expect the clinical hold will be lifted in the second half of 2022 for the ALEXIS-PRO-1 IND application, allowing us to begin the activation process for the clinical trial by the end of the last quarter of 2022.

Next, we will provide additional information on why we believe that the GDT approach exploits optimal potency for both of our trial candidates (ALEXIS-PRO-1 and ALEXIS-ISO-1).

Exploitation of GDT’s Natural Potency

We have two simple claims with respect to our allogeneic AI driven GDT engineering approach.

1.	We believe that our GDTs are safer than other CAR-T cell approaches;
2.	We believe that our GDTs are more efficacious than other CAR-T cell approaches.

Below, safety and efficacy are discussed in greater detail.

Safety

Current FDA approved CAR-T cell therapy products carry a high risk of side effects including the Cytokine Release Syndrome (“CRS”) and Immune Cell Associated Neurotoxicity Syndrome (“ICANS”). We believe that GDTs contain minimal to no CRS or ICANS, or GvHD between donors and patients.

The graphic below demonstrates that our GDTs for checkpoint PD-L1 are shown to be safe in animal testing. The graphs demonstrate serological tests of organ damage biomarkers. In the experiment, the athymic Balb/c Nude mice were subcutaneously implanted with NCI-H226 and were treated intravenously with checkpoint PD-L1 GDTs. Serum biomarkers were measured. Graphs show the means out of 5 mice per group, while error bars indicate standard deviations.

We also performed preclinical experiments on safety on our ALEXIS-ISO-1 clinical candidate, which contains allogeneic GDTs expressing the isoform of mesothelin. The experiments tested for inflammatory cytokines in mice. The cytokines in panel were not significantly different in CAR GDT treated mice compared with untreated or non-transduced GDT treated mice. In effect, our scientific team drew the conclusion that there was no significant difference in inflammatory markers with our engineered GDTs.

Efficacy

We believe that our engineered checkpoint PD-L1 GDT approach is potentially more efficacious than non-engineered GDT approaches. The figures below demonstrate our experimentation of that hypothesis. The results indicate the in vivo efficacy and tolerability of GDTs (5 x 106 cells) in athymic Balb/c Nude mice subcutaneously implanted with the PD-L1+ cell line, NCI-H226 (10 (6) cells). The dotted vertical line indicates the day when the GDTs were administered (day +15). Graphs show the average (A) tumor volumes and (B) weights of 10 mice (Saline, GDTs, chPD1 GDTs), or five mice (tumor-free), with a 95% confidence interval.

In summation, our GDT therapy reduced tumor size to zero within approximately eight days in mice, while showing no weight loss. Conversely, mice treated intravenously with either non-engineered GDTs or untreated (saline) experienced statistically significant tumor growth.

Similarly, we believe that our engineered GDTs targeting the isoform of mesothelin are potentially more efficacious than non-engineered GDT approaches. The figures below demonstrate our experimentation of that hypothesis. We tested the in vivo efficacy and tolerability of a high dose of GDT in Balb/c nude mice sub-cutaneously implanted with the mesothelioma cell line, NCI-H226. Fifteen days after tumor cell implantation, mice with comparable tumor volumes were then divided into three groups (n=10 mice/group) and were (i) injected with our CAR GDTs, (ii) injected with non-

engineered GDTs, iii) injected with saline solution. Tumor volumes and mice weight were measured daily for an additional 30 days. The dotted vertical line indicates the day when the GDTs were administered. Graphs show the tumor growth/reduction and body weight from the ten tested mice (Saline, our CAR GDTs, non-engineered GDTs), or five mice (tumor-free), with a 95% confidence interval.

In summation, our GDT therapy reduced tumor size to zero within approximately eight days in mice, while showing no weight loss. Conversely, mice treated intravenously with either non-engineered GDTs or untreated (saline) experienced statistically significant tumor growth.

Manufacturing Allogeneic OTS Therapies

Our proprietary manufacturing approach utilizes unique in-house processes that maximize yield and deliver engineered T cells that are significantly more potent compared to the competition. The graphic below shows our unique process compared to traditional processes.

For our allogeneic products, the cells are collected from a healthy donor. The collected cells are then sent to the Kiromic central processing facility, where the peripheral blood mononuclear cells, including GDTs, are isolated.

These cells are stimulated to proliferate, then transduced with a non-replicating retroviral vector.

We are also developing ABBIE, which is a non-viral gene-editing mechanism to insert the target DNA template information into the GDT genome. The genomic sequence will direct the expression of proteins on the cell surface that allows the transduced GDTs to recognize and bind to a target molecule that is present on cancer cells.

These engineered cells are then propagated in cell culture bags until sufficient cells are available. The engineered GDTs are then washed and frozen at the cell processing site.

This inventory will be securely stored and then shipped to oncology centers as needed.

As noted previously, GDTs are currently engineered by using an industry standard retroviral vector, however, in future versions we expect to utilize our non-viral ABBIE gene editing platform.

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

We believe that all materials and components utilized in the production of the cell line, retroviral vector and final T cell product are readily available from qualified suppliers.

In addition, we believe we have sufficient space at our headquarters in Houston, Texas, to support clinical grade operations.

If any of our product candidates are approved, to meet projected needs for commercial sale quantities, we anticipate that we will need to obtain additional manufacturing capacity.

Benefits

We believe that the manufacturing of our therapies with these process and infrastructure results in the following key benefits:

1.	No Lead Time – OTS therapies are ready on demand. They are produced in advance of patient visits and are cryogenically frozen. Conversely, autologous therapies have approximately three to five weeks of lead time.
2.	Outpatient Treatment – This means reduced hospitalization and other treatment related costs. Current hospitals struggle to break even if CAR-T cell therapies are administered in the inpatient setting.
3.	Lower Production Costs – We have In-house cGMP manufacturing (full control and vertical integration of the manufacturing process) for vector production and cell therapy production.

iNKT Summary

Effective CAR-T cell therapy targeting B cell malignancies have paved the way for alternate strategies targeting cancer. Current active research is directed towards development of safe, allogeneic OTS therapy products.

This could be potentially a step forward in the targeted cancer immunotherapy field. iNKT are deemed as one of the unconventional T cell populations with semi invariantly re-arranged TCR. They recognize lipid antigens via CD1d, an MHC Class 1 like molecule.

Recognition of CD1d expressed on various hematopoietic cells is important for targeted tumor specific iNKT cytotoxicity in various leukemia and lymphoma malignancies.

In recent years, CAR iNKT adoptive cell therapy has drawn excitement and interest because of its intrinsic anti-tumor properties. More specifically CAR iNKTs have been shown to target solid tumors such as neuroblastoma in preclinical studies and proceeded to phase 1 clinical trials. The innate ability of iNKTs to kill tumor cells and to also cause very few GVHD events provides an extremely attractive platform for developing OTS products.

Allogeneic CAR iNKTs have been less explored for cancer immunotherapy. Although the relative percentage of iNKTs are very low in peripheral blood (~0.01% of T-lymphocytes), we developed an efficient method to enrich and expand a large and pure population of iNKTs and genetically modify them for targeting solid tumors. The CAR transduced iNKTs are highly potent against tumor cells and suggest a central memory phenotype that could potentially persist longer in vivo.

Development Plan

We developed a method to obtain pure high-quality, and active iNKTs that is easily scalable.

A dramatic increase of iNKT purity during in vitro stimulation, enrichment, and expansion processes, is shown in the figures below. Figure (A) shows a schematic diagram of the isolation, enrichment and genetic modification process of iNKTs, and Figure (B) shows that, owing to a small percentage of iNKTs in peripheral blood our method enables us to enrich and expand a pure population of iNKTs.

A
Day 0
Generate plate bound APCs
(Antigen presenting cells)
Enriched iNKTs
Co-culture of iNKTs and
plate bound APCs
Buffy coat
Ficoll
PBMC
Isolation
iNKT Phenotyping
+α-Galcer
+ IL-2 +IL-21
CAR.iNKT product
Day 10 of iNKT expansion
+ IL-2 +IL-21
RV transduction
B
iNKT TCR
E1
34.98%
Q3-1
0.02%
Q3-2
1.05%
Q3-3
29.03%
Q3-4
69.90%
Day 0
iNKT cells in PBMC
E1
65.77%
Q3-1
0.02%
Q3-2
98.56%
Q3-3
0.67%
Q3-4
0.76%
Day 0
iNKT cells following
enrichment
E1
26.64%
Q3-1
0.00%
Q3-2
99.52%
Q3-3
0.00%
Q3-4
0.48%
Day 7
iNKT cells
E1
82.43%
Q4-1
0.00%
Q4-2
99.71%
Q4-3
0.00%
Q4-4
0.29%
Day 10
iNKT cells
FSCH
CD3

As shown below, highly pure iNKTs can be expanded with our methodology. The left-hand figure above shows the percentage of CD3+ iNKT+ cells over a 21-day culture. The right-hand figure above shows an expansion-fold of CD3+iNKT+ T cells by our method.

We tested the transduction efficiency of our iNKT product by using a retroviral vector to transfer to the iNKTs the information to produce the anti-Isomeso CAR. As shown in the figure below, we show (A) a schematic diagram of anti-Isomeso CAR (clone 1B6), and (B) Retrovirus transduction efficiency of iNKTs with anti-Isomeso CAR (1B6) evaluated at five days post-transduction. Transduction efficiency was determined by flow cytometry staining of the CAR-embedded anti-CD34 epitope. Nontransduced (“NT”); transduced with CAR (1B6). In (C) we characterized iNKTs using the memory markers, CD62L and CD45RA, evidencing a central memory phenotype (CD45RA-CD62L+).

Our CAR iNKTs show sustained in vitro cytotoxicity against Iso-mesothelin-expressing tumor cells. (A) Day 3 imaging of human mesothelioma cell line (NCI-H226) co-cultured with various E/T ratios of iNKTs with or without anti-Iso MSLN CAR (pKB113) expression. (B) NCI-H226 tumor cell growth kinetics in the presence of CAR iNKTs. Data are analyzed using IncuCyte® S3 Live-Cell Analysis System. (C) Intracellular staining of Granzyme B and %iNKT+ Granzyme B+ cells in the co-culture.

A

B

In conclusion:

1.	our proprietary method of iNKT expansion yields a highly pure population of iNKTs (over 99% purity);
2.	this approach has the potential to produce sufficient iNKTs for clinical and commercial scales; and
3.	genetic modification of expanded iNKTs show high potential of eliminating tumor cells.

The central memory phenotype of our CAR iNKTs suggests that they could persist in vivo similarly to conventional CAR-T cells.

ABBIE Summary

ABBIE is a novel gene-editing system for inserting therapeutic genes safely into the genome of a host cell that will be incorporated into our off the shelf GDT therapy platform, which currently uses a retroviral methodology as noted above.

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

Due to this targeting ability, ABBIE can also be used to remove unwanted, inhibitory genes. CAR expression on the GDTs allows them to detect and destroy the antigen-expressing targeted cells.

ABBIE: Development

We are currently developing ABBIE (A Binding-Based Integrase Enzyme) for genetically engineering our product candidates. ABBIE is a non-viral gene-editing mechanism to insert the target DNA template information into the T cell genome at a predetermined locus. ABBIE allows for insertion of the genome template into the T cells so that they could express the CAR protein and other accessory proteins while possibly eliminating unwanted inhibitory proteins.

The non-viral vector template is simultaneously physically comingled with the patient's T cells or Natural Killer cells (“T or NK cells”). The non-viral vector transfers the target's genomic information into the T or NK cells, where it is integrated into the T or NK cell's genome. T or NK cells now have been reprogrammed with the genomic information for targeting and can successfully identify the targets on the cancer cells. This T or NK cell therapy is infused into the patient. T or NK cells will hunt down cancer cells with the known targets and destroy these cancer cells.

We believe that this gene delivery platform will deliver the DNA template to T or NK cell genomes at a lower cost and shorter timeframe versus a viral vector. By comparison, a retroviral vector would have a longer development lead time (~12 months) with an increased insertional mutagenesis risk. Insertional mutagenesis means that a random insertion of the DNA could activate uncontrolled cell growth. ABBIE allows for a more consistent expression and will have a shorter development lead time (3-6 months). It avoids unnecessary risks by targeting a single locus and produces more predictable cell-to-cell expression.

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

KiroVAX / BSK01

This was our Phase 1 cell therapy cancer vaccine candidate and consisted of professional antigen presenting cells (dendritic cells) which were matured and pulsed with tumor specific antigens, yielding a tumor-targeted, next-generation cellular therapy vaccine designed for the therapeutic treatment of multiple types of solid cancers. The trials terminated during fiscal year 2018 due to enrollment limitations.

The scans in the picture below illustrate stable disease in a pancreatic cancer patient with lung metastasis which initially increased in size to 270mm2 and then subsequently stabilized at 100mm2 after three months of treatment with KiroVax/BSK01 in combination with chemotherapy, resulting in a progression free survival (PFS) of 7 months.

Although strategies have not yet been activated to advance the KiroVax/BSK01 platform, Kiromic is planning to leverage its clinical experience with BSK01 to develop an innovative technology aimed to boost the persistency of its allogenic cell therapy products.

Our Product Pipeline and Development

Using our proprietary technologies, we are researching and developing multiple product candidates for the treatment of solid tumors. Our product candidates are allogenic engineered GDTs to be used for specific patients as OTS treatments for patients with metastatic or progressive locally advanced solid malignancies.

Our product pipeline and clinical program projected timelines are represented in the diagrams below (clinical timelines and final patient accrual numbers are predicated upon FDA review and will be modified in accordance with FDA requirements):

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

The field of immunotherapy is currently expanding with a variety of approaches and Kiromic BioPharma’s suite of GDT therapies is uniquely positioned to make an impact in this setting based upon our promising preclinical in vitro and in vivo studies which have revealed strong and specific tumor cytotoxicity with minimal adverse effects.

As previously discussed, our INDs for ALEXIS-PRO-1 and ALEXIS-ISO-1 are currently on a clinical hold. Below is a graphic outlining our upcoming milestones to re-submit the IND applications and achieve a first in human dosing. The graphic is based on our current expectations, and consultations with our key vendors and stakeholders.

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

Patents

We are actively building an intellectual property portfolio around our product candidates and our discovery programs, based on intellectual property we own as well as licensed intellectual property. We are the owners of, co-owners of, or the licensee of multiple patents and patent applications in the U.S. and worldwide. Our patent portfolio includes patent applications having claims directed to aspects of our lead product candidates, ALEXIS-PRO-1 and ALEXIS-ISO-1, as well as other research-stage candidates. Our patent portfolio and filing strategy is designed to provide multiple layers of protection by pursuing claims directed toward: (1) antigen binding domains directed to the targets of our product candidates; (2) CAR constructs used in our product candidates; (3) methods of treatment for therapeutic indications; (4) manufacturing processes; and (5) and methods for genetically engineering immune cells suitable for autologous and allogenic use.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the U.S., patent term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (the “USPTO”) in granting a patent or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. In the U.S., the term of a patent that covers an FDA-approved drug may also be eligible for a patent term extension of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term extension involves a complex calculation based on the length of time it takes for regulatory review. A patent term extension under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug.

As of December 31, 2021, our patent estate includes five issued patents (four of which are in the U.S.) and 30 pending patent applications (eight of which are in the U.S.), each of which we either own, jointly own, or for which we have an exclusive commercial license (either in its entirety or within our field of use), as is more fully described below. Our patent families related to our product candidates are described below.

Diamond (Identifying, Screening, and Prioritizing)

Our tumor targets patent estate includes portfolio families directed to target identification processes, therapeutics and treatments we co-developed or developed internally (1-4) and one portfolio family (5) directed to therapeutics and treatments related to a vaccine therapeutic under development.

1. The application entitled "Methods for Identifying and Using Diseases-Associated Antigens" is an international Patent Cooperation Treaty (“PCT”) patent application from which national/regional applications, if filed, are expected to expire on May 29, 2040. The claims in this patent application are directed in part to methods for identifying proteins encoded by genes having tumor-associated hot-spot mutations and/or tumor-associated mRNA splice variants, methods for identifying immunogenic portions of such proteins, and uses thereof.

2. The family includes a U.S. Provisional Application and an International PCT application entitled “Peptide Compositions for the Treatment of Pathogenic Infections” from which national/regional applications, if filed, are expected to expire on May 7, 2041.

3. The family containing one application filed in Europe entitled "Novel Nanoparticle—Based Vaccine Targeting Cancer/Testis Antigens (CTA) and its Use in Solid and Hematological Malignancies," that is expected to expire on November 19, 2035, absent any extension of the patent right by a supplementary protection certificate (“SPC”). The claims in this patent application are directed to an oral vaccine composition and use thereof.

4. The application entitled “Disease-Associated Isoform Identifier” is an international PCT patent application from which national/regional applications, if filed, are expected to expire on November 8, 2041.

5. The family titled, "Nanospheres Encapsulating Bioactive Material and Method for Formulation of Nanospheres" has been exclusively in-licensed from Mercer University. It contains three issued U.S. Patents and one pending application. One of the issued patents is expected to expire on September 29, 2029, supplemented by 540 days of patent term adjustment, the remaining two issued patents and the pending application are expected to expire on September 29, 2029. The claims in this patent family include composition of matter and methods for a method for forming microspheres containing bioactive material, comprising dissolving a polymer matrix, such as albumin or betacyclodextrin, in an aqueous medium in a first vessel. The Company abandoned this licensed patent in March 2022.

Chimeric PD-L1 Receptor

Chimeric PD-L1 Receptor is the additional targeting element that interferes with the inhibitory "checkpoint" protein, PD-L1 found on most activated T cells and other effector cells.

The Chimeric PD-L1 Receptor patent family includes patent applications titled, "PD1-Specific Chimeric Antigen Receptor as an Immunotherapy" that have been exclusively in-licensed from Longwood University. The patent family contains patent applications filed in the U.S. and in other jurisdictions that are expected to expire on September 26, 2038, absent any patent term adjustment or patent term extension. The claims in the patent application are directed to CAR polypeptide; a vector comprising the CAR polypeptide; and a T lymphocyte genetically modified to express the CAR polypeptide. The claims in the patent application also are directed to a method of treating cancer using T lymphocytes genetically modified to express the CAR polypeptide.

Iso-Mesothelin Binding Molecules, Chimeric PD1 Molecule and GDT Expansion

We have developed binding molecules directed to an iso-mesothelin isoform expressed in tumors at a higher level than in non-tumor tissues, including CAR binding molecules. We also have developed a chimeric PD1 molecule and effector cell expansion processes, e.g., GDT expansion processes and iNKT manufacturing processes, for manufacturing allogeneic effector cells.

The family includes an International PCT patent application entitled “Mesothelin Isoform Binding Molecules and Chimeric PD1 Receptor Molecules, Cells Containing the Same and Uses Thereof” and an International PCT patent application entitled “Cell Manufacturing Processes and Chimeric PD1 Receptor Molecules,” from which national/regional applications, if filed, are expected to expire on July 2, 2041. The family also includes an International PCT patent application entitled “Mesothelin Isoform Binding Molecules and Chimeric PD1 Receptor Molecules, Cells Containing the Same and Uses Thereof” from which national/regional applications, if filed, are expected to expire on November 17, 2041. The claims in the patent applications include those directed to iso-mesothelin isoform-binding antibody compositions, CARs that include the compositions, cells including the compositions, methods of manufacture, and methods of enriching T cell populations for GDTs.

Switch Technology

The Activation Switch can provide a survival and proliferation signal to the therapeutic cells to enhance their efficacy and persistence in vivo. The Attenuation Switch can intercept activation signals transiently to minimize toxicity following successful anti-tumor interactions. The Safety Switch can eliminate therapeutic cells in case of acute toxicity.

The Switch Technology patent family titled "Tri Switch Technology for Multi-Dimensional Control of Cell Therapy" is currently pending as an International PCT patent application from which national phase applications, when issued, are will expire on June 15, 2041 (plus any patent term extensions, if available).  The earliest priority date is June 15, 2020.  All national phase applications will be filed no later than January 15, 2023. We plan to abandon this technology in fiscal year 2022.

ABBIE (Genetic Delivery Vehicle)

ABBIE is the delivery vehicle for our lead product candidates, ALEXIS-PRO-1 and ALEXIS-ISO-1, as well as our other research-stage candidates.

The ABBIE patent family has been exclusively in-licensed from CGA 369, Inc. It is entitled, "CAS 9 Retroviral Integrase and CAS 9 Recombinase Systems for Targeted Incorporation of a DNA Sequence into a Genome of a Cell or Organism." The patent family contains patent applications that were filed in Europe, China, Japan, Korea, and the U.S. and patents granted are expected to expire on March 31, 2036, absent any patent term adjustment or patent term extension. The claims in this patent family are directed to recombinant proteins, compositions that include such proteins and guide RNA, vectors encoding such proteins, and methods of use. Two patent applications in the family are not currently pending and we have made submissions for reinstatement.

License Agreements

Mercer University

On December 1, 2016, we entered into a license agreement with Mercer University (“Mercer”), pursuant to which Mercer granted to us an exclusive license for certain inventions and technologies related to nanoparticles useful as vaccines. As compensation for this license, we paid Mercer a license fee and agreed to pay royalties of the net selling price of all licensed products sold once we start selling the products developed with the licensed intellectual property. Finally, we also agreed to make the following milestone payments: (i) upon initiation of an FDA Phase II clinical trial; (ii) upon the first dosing in the FDA Phase III clinical trial, and (iii) upon Biologic License Application (“BLA”) approval. The potential milestone payments total $325,000 in the aggregate. The royalty range for the license agreement is between 1% and 5%. The term of this license agreement continues until all licensed patents expire. The Mercer patents associated with the license agreement contain three issued U.S. Patents and one pending application, the last of which is expected to expire on September 29, 2029 (with 540 days of patent term adjustment). We may terminate this agreement at any time upon sixty (60) days written notice. Mercer may terminate this agreement upon the occurrence of a material breach of the agreement that is not cured by us within sixty (60) days of notice of such breach. We provided notice of termination for this license agreement in March 2022 and will abandon any licensed patents associated with the agreement.

CGA 369

On September 14, 2018, we entered into a license agreement with CGA 369 Intellectual Holdings, Inc., or CGA, which was amended on October 16, 2019. Pursuant to this license agreement, CGA granted to us an exclusive license for certain inventions and technologies related to the use of engineered DNA binding proteins exhibiting genome specificity such as Cas9, TALE, and Zing finger proteins attached by a linker with viral integrases or a recombinase in older to deliver DNA sequence of interest (or gene of interest) to a targeted site in a genome of a cell or organism. As compensation for this license, we agreed to pay CGA a license fee, which payment is conditioned upon a sublicense and our receipt of upfront fee in connection with such sublicense of at least $5 million. We also agreed to pay royalties based on a percentage of the net selling price of all licensed products sold once we start selling the products developed with the licensed intellectual property. The net selling price is equal, subject to certain exceptions, to the gross selling price less (i) sales and excise taxes, value added taxes, and duties which fall due and are paid by the purchaser as a direct consequence of such sales and any other governmental charges imposed upon the importation, use or sale of such product, but only to the extent that such taxes and duties are actually included and itemized in the gross amounts invoiced to and specifically paid by the purchaser over and above the usual selling price of such product, customarily included and itemized in the gross amounts invoiced to and specifically paid by the purchaser over and above the usual selling price of all comparable products in the relevant market and are not recovered or recoverable; (ii) trade, quantity and cash discounts that are customary in the pharmaceutical industry and that are actually allowed on such product; (iii) allowances or credits to customers on account of rejection, withdrawal, recall, or return of such product or on account of retroactive price reductions or price protection charges or re-procurement/failure to supply charges affecting such product, to the extent that such allowances, credits or charges are customary in the pharmaceutical industry; and (iv) discounts, rebates and chargebacks specifically related to such product on an accrual basis, which shall be trued up and reconciled in the ordinary course of business, including, but not limited to, those granted to government agencies. Finally, we also agreed to make the following milestone payments: (i) upon completion of a positive Phase III clinical trial; (ii) upon FDA approval; (iii) upon our aggregate net sales of licensed products reaching $100 million in a single calendar year; (iv) upon our aggregate net sales of licensed products reaching $250 million in a single calendar year, and (v) upon our aggregate net sales of licensed products reaching $500 million in a single calendar year. The potential milestone payments total to $9.5 million in the aggregate. The royalty range for the CGA 369 license is between 1% and 5%. The CGA 369 patents associated with the license agreement contains five utility applications in Europe, China, Japan, Korea, and the U.S., the last of which is expected to expire on March 31, 2036. The term of this license agreement continues until all licensed patents expire. We may terminate this agreement at any time upon sixty (60) days written notice. CGA may terminate this agreement upon the occurrence of a material breach of the agreement that is not cured by us within ninety (90) days of notice of such breach.

Longwood University

Effective March 25, 2020, we entered into a license agreement with Longwood University (“Longwood”). Pursuant to this license agreement, Longwood granted to us the exclusive right to negotiate a worldwide, exclusive license for certain patent rights. The patent rights pertain to "T cells expressing a chimeric-PD l- CD3zeta receptor reduce tumor burden in multiple murine syngeneic models of solid cancer." As compensation for this right, we agreed to pay Longwood an upfront fee of $15,000. We also agreed to reimburse Longwood for fees and expenses incurred for the preparation, filing, prosecution and maintenance of such patent rights.

Our Research and Development Collaborations

University of Texas MD Anderson Cancer Center Grant

On April 8, 2021, we entered into a letter of intent (the “Letter of Intent”) with the University of Texas MD Anderson Cancer Center (“MD Anderson”) pursuant to which MD Anderson shall receive a research grant from the Company titled, “Validation of biomarker isomeso for pancreatic cancer,” which is aimed at discovering new cancer-specific antigen targets (the “Grant”). The total costs to the Company to be paid in connection with the Grant was $300,000. Pursuant to the Letter of Intent, the Grant commenced on April 1, 2021 and was initially scheduled to end on March 31, 2022. The Company extended the Grant until March 31, 2023 at no additional cost.

Molipharma Agreement

On April 3, 2020, we entered into a joint venture agreement ("Joint Venture") with Molipharma, S.R.L. ("Molipharma") to collaborate in (1) a clinical trial program in oncology development ("Oncology") and (2) a clinical trial program in COVID-19 Vaccine ("COVID-19 Vaccine").

With respect to Oncology, we will grant a low single digit royalty to Molipharma for turnover of the marketing of ovarian cancer research in Europe. With respect to COVID-19 Vaccine, economic rights in Europe will transfer to Molipharma, and economic rights in the U.S. will transfer to us. Molipharma agreed to financially support the research program for COVID-19 and we agreed to financially support the research program in oncology. The Joint Venture has a duration of five years, extendable for a further five years, unless notice of non-renewal is sent one year before the expiration date. The parties may withdraw from the Joint Venture only for serious and justified reasons or by mutual consent.

Our Competition

Our products will compete with novel therapies developed by biopharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions, in addition to standard of care treatments.

In 2017, two autologous anti-CD19 CAR-T cell therapies, Kymriah, developed by Novartis International AG, and Yescarta, developed by Kite Pharma, Inc., were approved by the FDA for the treatment of relapsing/remitting B cell precursor acute lymphoblastic leukemia and relapsing/remitting large B cell lymphoma, respectively.

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

Competition will also arise from non-cell based immune and other pursued by small-cap biotechnology and large-cap pharmaceutical companies including Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and F. Hoffmann-La Roche AG. For instance, we may experience competition from companies, such as Amgen Inc., Regeneron Pharmaceuticals, Inc., Xencor Inc., MacroGenics, Inc., GlaxoSmithKline plc and F. Hoffmann-La Roche AG, that are pursuing bispecific antibodies, which target both the cancer antigen and TCR, thus bringing both cancer cells and T cells in close proximity to maximize the likelihood of an immune response to the cancer cells. Additionally, companies, such as Amgen Inc., GlaxoSmithKline plc and Seattle Genetics, Inc., are pursuing antibody drug conjugates, which utilize the targeting ability of antibodies to deliver cell-killing agents directly to cancer cells.

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

GreenPlanet Pharma

Our wholly owned subsidiary, GreenPlanet Pharma, Inc., operates an oral healthcare business. It has developed a mouthwash using a high quality, safe, and natural ingredient formulation to provide effective symptomatic relief for a wide range of oral irritations and health concerns.

This business has not generated any revenues.

InSilico Solutions, LLC

Our wholly owned subsidiary, InSilico Solutions, LLC (“InSilico”), operates a world class bioinformatics and AI services company. The Company completed its acquisition of InSilico on July 26, 2021.

This business has not generated any revenues for Kiromic However, it did generate $53,400 in other income during the year ended December 31, 2021.

Government Regulation

As a company that operates in the U.S., we are subject to extensive regulation. Biological products, such as our clinical trial candidates, are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“the FDCA”), the Public Health Service Act (the “PHSA”), the FDA regulations under Title 21 of the Code of Federal Regulations (21 CFR), as well as other federal, state and local statutes and regulations.

Government authorities in the U.S. (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, safety, efficacy approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the U.S. and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Product Development Process

In the U.S., the FDA regulates pharmaceutical and biological products under the FDCA, the PHSA, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the U.S. generally involves the following:

• completion of nonclinical laboratory tests and animal studies according to good laboratory practices (“GLPs”) and applicable requirements for the humane use of laboratory animals, such as the Animal Welfare Act, or other applicable regulations;

• submission to the FDA of an IND, which must become effective before human clinical trials may begin;

• approval by an independent institutional review board (“IRB”) or ethics committee at each clinical site before the trial is commenced at that site;

• performance of adequate and well-controlled human clinical trials according to the FDA’s good clinical practice requirements (“GCPs”), and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

• submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials, as well as detailed information about the chemistry, manufacturing and controls, and proposed labeling and packaging for the product candidate;

• consideration by an FDA Advisory Committee, if applicable;

• satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product candidate is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices (“cGTPs”) for the use of human cellular and tissue products;

• satisfactory completion of potential FDA audits of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and

• FDA review and approval, or licensure, of the BLA, including agreement on post-marketing commitments, if applicable.

Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs and the Animal Welfare Act. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on an IND at any time before or during clinical trials for a biological product candidate due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor's control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA's regulations and GCP requirements, which establish standards for conducting, recording data from, and reporting the results of clinical trials, with the goals of assuring that the data and results are credible and accurate and that study participants’ rights, safety, and well-being are protected. GCP requirements also include the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Certain clinical trials involving human gene transfer research also must be overseen by an Institutional Biosafety Committee (“IBC”), a standing committee to provide peer review of the safety of research plans, procedures, personnel training and environmental risks of work involving recombinant DNA molecules. IBCs are typically assigned certain review responsibilities relating to the use of recombinant DNA molecules, including reviewing potential environmental risks, assessing containment levels, and evaluating the adequacy of facilities, personnel training, and compliance with the National Institutes of Health Guidelines. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board (“DSMB”), which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trials results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

• Phase 1.  The biological product candidate is initially introduced into healthy human subjects and tested for safety and to develop detailed profiles of its pharmacological and pharmacokinetic actions, determine side effects associated with increasing doses, and, if possible, gain early evidence of effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•Phase 2.  The biological product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•Phase 3.  Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product candidate and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its DSMB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the biological product has been associated with unexpected serious harm to patients.

Human immunotherapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy product candidates, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.

Concurrently with clinical trials, companies usually complete additional nonclinical studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

The sponsor of a clinical trial or the sponsor’s designated responsible party may be required to register certain information about the trial and disclose certain results on government or independent registry websites, such as ClinicalTrials.gov. Additionally, a manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

Under the Prescription Drug User Fee Act, as amended (“PDUFA”), each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. The PDUFA also imposes an annual program fee for biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. FDA performance goals generally provide for action on a BLA within 10 months of the 60-day filing date, which would be within 12 months of its submission. That deadline can be extended under certain circumstances, including by the FDA’s requests for additional information. The targeted action date can also be shortened to six months of the 60-day filing date, or eight months after submission, for products that are granted priority review designation because they are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product's identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for consideration, discussion and a vote on specific questions relevant to the approval decision. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”), is necessary to assure the safe use of the biological product.

A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include a medication guide, communication plan, or elements to assure safe use, such as required healthcare provider or pharmacy certification, a patient registry and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS, and the FDA will not approve a BLA without a REMS.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissue, and cellular and tissue-based products (“HCT/Ps”), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant may take for the FDA to consider the application. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product's safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug or biologic for this type of disease or condition will be recovered from sales in the U.S. for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

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

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Expedited Development and Review Programs

The FDA has a fast-track program that is intended to expedite or facilitate the process for development and review of new products that meet certain criteria. Specifically, new products are eligible for fast-track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. For a fast track-designated product, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. Fast track designation may be rescinded if the FDA determines the program no longer meets the qualifying criteria for the fast-track program.

Any product, submitted to the FDA for approval, including a product with a fast-track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review, breakthrough therapy designation, and accelerated approval. A product is eligible for priority review if is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review on a 6 month, rather than the standard 10-month, timeline. Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA requires as a condition for accelerated approval that promotional materials be submitted in advance of initial dissemination, which could adversely impact the timing of the commercial launch of the product. Breakthrough therapy designation is also intended to expedite the development and review of products that treat serious or life-threatening conditions. The designation by the FDA requires preliminary clinical evidence that a product candidate, alone or in combination with other drugs and biologics, demonstrates substantial improvement over currently available therapy on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation comes with all of the benefits of fast-track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. Breakthrough Therapy designation may be rescinded if the FDA determines the program no longer meets the qualifying criteria for breakthrough therapy. Regenerative Medicine Advanced Therapy (“RMAT”), designation was established by FDA in 2017 to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that may include more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review.

Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

Breakthrough therapy designation is also intended to expedite the development and review of products that treat serious or life-threatening conditions. The designation by FDA requires preliminary clinical evidence that a product candidate, alone or in combination with other drugs and biologics, demonstrates substantial improvement over currently available therapy on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation comes with all of the benefits of fast-track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review.

Fast Track designation, priority review, RMAT and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

Post-Approval Requirements

Any products for which we receive FDA approvals will be subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product's approved uses (known as "off-label use"), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although a physician may prescribe a legally available product for an off-label use, if the physicians deem such product to be appropriate in his/her professional medical judgment, a manufacturer may not market or promote off-label uses. However, it is permissible to share in certain circumstances truthful and not misleading information that is consistent with the product's approved labeling.

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

U.S. Marketing Exclusivity

The Biologics Price Competition and Innovation Act (“BPCIA”) amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its molecule as highly similar to an approved innovator biologic, among other requirements. This abbreviated approval pathway is intended to permit a biosimilar to come to market more quickly and less expensively by relying to some extent on the data generated by the reference product’s sponsor, and the FDA’s previous review and approval of the reference product. Under the BPCIA, a biosimilar sponsor’s ability to seek or obtain approval through the abbreviated pathway is limited by periods of exclusivity granted by the FDA to the holder of the reference product’s BLA. In general, no biosimilar application may be accepted by the FDA for review until 4 years after the date the reference product was first licensed by the FDA, and no biosimilar application, once accepted, may receive final approval until 12 years after the reference product was first licensed by the FDA.

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the U.S., our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services (“CMS”), other divisions of the Department of Health and Human Services (“HHS”) (e.g., the Office of Inspector General, the U.S. Department of Justice (“DOJ”), and individual U.S. Attorney offices within the DOJ, and state and local governments). For example, our business practices, including any future sales, marketing and scientific/educational grant programs may be required to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the patient data privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), transparency requirements, and similar state, local and foreign laws, each as amended.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item, good, facility or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers, and other individuals and entities on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, and its implementing regulations, imposes requirements on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates” – certain persons or covered entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we may obtain health information from third parties that are subject to privacy and security requirements under HIPAA, and other privacy and data security and consumer protection laws, and we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA, and subject to other civil and/or criminal penalties if we obtain, use, or disclose information in a manner not permitted by other privacy and data security and consumer protection laws. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Many of the state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. There is also heightened sensitivity around certain types of health data, which may be subject to additional protections. The landscape of federal and state laws regulating personal data is constantly evolving, and compliance with these laws requires a flexible privacy framework and substantial resources, and compliance efforts will likely be an increasing and substantial cost in the future. Failure to comply with these laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation, and/or adverse publicity. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been active in this space.

The Federal Trade Commission (“FTC”) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the U.S., third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor's decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor's determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Different pricing and reimbursement schemes exist in other countries. In the European Union (the “EU”), governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the U.S. has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time.

Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

• increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price (“AMP”) for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the AMP;

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

• expanded the list of entities eligible for discounts under the 340B Drug Discount Program;

• created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

• expanded healthcare fraud and abuse laws, including the Foreign Corrupt Practices Act (the “FCPA”), and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

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

There have been legal challenges and legislative changes to certain aspects of the Affordable Care Act. For example, in December 2017, Congress repealed, effective January 1, 2019, the tax penalty for an individual's failure to maintain Affordable Care Act-mandated health insurance, commonly known as the "individual mandate", as part of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

Congress is continuing to consider legislation that would alter other aspects of the Affordable Care Act. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is unclear. It is unclear how efforts to modify or challenge the Affordable Care Act or its implementing regulations, or portions thereof, will affect our business. Additional legislative and regulatory changes, and further judicial challenges, related to the Affordable Care Act remain possible. Any such changes or challenges could have a material adverse effect on our industry generally and on our ability to successfully commercialize our product candidates.

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

Further legislation or regulation could be adopted that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year, which went into effect beginning on April 1, 2013, and, due to subsequent legislation, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020, through May 31, 2022, due to the COVID-19 pandemic. The law provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter until 2030. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative, regulatory and enforcement interest in the U.S. with respect to specialty and other drug pricing practices. Among other things, there have been several U.S. Congressional inquiries and federal and state legislative and regulatory activity designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare and other government programs, examine the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Congress and the U.S. President's administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including those regarding price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, importation from other countries and bulk purchasing.

The Foreign Corrupt Practices Act

The FCPA prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use. The General Data Protection Regulation (the “GDPR”) applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with our EU clinical trials. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.

The GDPR imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for violations of the data protection obligations. Specifically regarding the transfer of personal data outside of the EU, while there are legal mechanisms available to lawfully transfer personal data outside of the EU, including to the United States, there are certain unsettled legal issues regarding such data transfers, the resolution of which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs to come into compliance with applicable data transfer impact assessments and implementation of legal data transfer mechanisms. On July 16, 2020, the European Court of Justice ruled the EU-US Privacy Shield to be an invalid data transfer mechanism and confirmed that the Model Clauses remain valid, and in June 2021, the European Commission published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside of the EU. Data protection authorities from the different EU member states, as well as in the United Kingdom and Switzerland, have promulgated national privacy laws that impose additional requirements, which add to the complexity of processing and transferring EU personal data, with the United Kingdom and Switzerland following the EU with the publication of new Model Clauses to be incorporated in all applicable contracts within a specified timeframe in order to legitimize data transfers from those jurisdictions. Our ability to continue to transfer personal data outside of the EU, United Kingdom, or Switzerland may become significantly more costly and may subject us to increased scrutiny and liability under the GDPR or similar local laws, and we may experience operating disruptions if we are unable to conduct these transfers in the future.

California Consumer Privacy Act

The California Consumer Privacy Act (“CCPA”) creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. We implemented processes to manage compliance with the CCPA and continue to assess the impact of the CPRA, and other state legislation, on our business as additional information and guidance becomes available. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in the area of consumer protection. These laws and regulations are evolving and may impose limitations on our business activities. The obligations to comply with new privacy laws may require us, among other things, to update our notices and develop new processes internally and with our service providers to facilitate consumer rights requests, and such laws may impose restrictions on our processing of personal information that may impact the way we operate our business. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws. .

Human Capital

Our Employees. As of December 31, 2021, we had a total of 59 employees. Of the 59 employees, 58 employees were employed in the U.S. of America with one employee employed in Italy. Our highly qualified and experienced team includes scientists, physicians, laboratory technicians, finance professionals, and administrative professionals. We also utilize a number of consultants for financial reporting, clinical, regulatory, and SEC compliance.

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

We dispute Terrell’s claims and allegations in the Action and intends to vigorously defend against them. On May 21, 2021, we filed a motion to dismiss Terrell’s claims in the actions with prejudice, arguing that (i) Terrell’s options-related claims fail because his 2014 and January 2017 agreements were explicitly superseded by a later options agreement, under which Terrell relinquished his prior options; and (ii) Terrell is not entitled to indemnification because the Action relates to contracts between the Company and Terrell in his personal capacity, and not in connection with any activities or duties of Terrell in his official capacity as former director.  In response to the motion, filed on June 21, 2021, Terrell withdrew his claim for indemnification, but opposed the portion seeking dismissal of his declaratory judgment claim.  The motion was fully briefed with the filing of our reply brief on July 7, 2021.

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

The parties are currently in discussions to coordinate submissions and/or presentations to the Compensation Committee.  In the interim, as noted, the Action is stayed, and no further proceedings are taking place.

Sabby Volatility Warrant Master Fund Ltd., et al. v. Kiromic BioPharma, Inc. et al., Case No. 22-cv-1927 (SDNY). On March 7, 2022, entities related to Sabby Management LLC (the “Sabby Entities”) and Empery Asset Management, LP (the “Empery Entities”) filed a complaint in the District Court for the Southern District of New York alleging claims against the Company and certain current and former officers and directors of Kiromic for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021. The plaintiffs seek unspecified damages; rescission to the extent they still hold Kiromic securities, or if sold, rescissory damages; reasonable costs and expenses, including attorneys’ and experts’ fees; and other unspecified equitable and injunctive relief. The Company expects to vigorously defend against this action. The Company has evaluated that it is reasonably possible that the Sabby Entities’ and Empery Entities’ claims may result in an estimated loss ranging between $0 and $8,100,000. Similarly, the Company has evaluated that it is reasonably possible that other unasserted claims in future litigation and losses may occur. However, the Company is unable to estimate any possible range of loss attributed to other unasserted claims at this time.

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

Overseas Government Regulation

In addition to regulations in the U.S., we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the U.S. have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application must be submitted to each country's national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country's requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the U.S. is similar to that required in the EU, with the exception of, among other things, country-specific document requirements.

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

EU General Data Protection Regulation

In addition to EU regulations related to the approval and commercialization of our products, we may be subject to the EU's General Data Protection Regulation, or the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S. and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

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

Risks Related to Our Financial Position

We have incurred losses since inception and we expect to incur significant net losses in the foreseeable future.

We generated negative cash flows from operations and have incurred net operating losses each year since we started business. For the year ended December 31, 2021, we incurred net losses of $25,588,700 and our net cash used in operating activities was $20,321,500. As of December 31, 2021, our accumulated deficit was $67,216,500. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next twelve months. As our focus on development of our product candidates has increased, losses have resulted primarily from expenses associated with research and development and clinical trial-related activities, as well as general and administrative expenses. While we have implemented and continue to implement cost reduction measures where possible, we nonetheless expect to continue operating in a loss position on a consolidated basis and expect that recurring operating expenses will be at higher levels for the year ending December 31, 2022. Further, we anticipate that our expenses will increase substantially if and as we:

●	continue our current research and development programs, including conducting laboratory, preclinical and greenhouse studies for product candidates;

●	initiate clinical or field trials for product candidates;

●	seek to identify, assess, acquire or develop additional research programs or product candidates;

●	maintain, expand and protect our intellectual property portfolio;

●	seek marketing approvals for any product candidates that may successfully complete development;

●	establish a sales, marketing and distribution infrastructure to commercialize any products that may obtain marketing approval;

●	further develop and refine the manufacturing process for our product candidates;

●	change or add additional manufacturers or suppliers of biological materials or product candidates;

●	validate a commercial-scale manufacturing facility compliant with cGMP;

●	further develop our genome editing technology;

●	acquire or in-license other technologies;

●	seek to attract and retain new and existing personnel; and

●	expand our facilities.

Our ability to generate sufficient revenue from any of our products, product candidates or technologies to achieve profitability will depend on a number of factors including, but not limited to, the success of our research and development programs, our ability to achieve regulatory approvals, market conditions, costs and effectiveness of manufacturing, sales, marketing and distribution operations related to such product candidate, and the terms of any collaboration or other strategic arrangement we may have with respect to such product candidate and levels of reimbursement from third-party payors.

We may never achieve or sustain profitability.

We do not know when or whether we will become profitable. We have no products approved for commercial sale and have not generated revenue from operations. To become and remain profitable, we must succeed in developing, obtaining regulatory approval for and commercializing one or more of our product candidates. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, discovering and developing additional product candidates, obtaining regulatory approval for any product candidates that successfully complete clinical trials, establishing commercialization capabilities for any approved products and achieving market acceptance for any approved products. We may never succeed in these activities. Even if we succeed in these activities, we may never generate revenue in an amount sufficient to achieve profitability.

Because of the numerous risks and uncertainties associated with biotechnology product development and commercialization, we are unable to accurately predict whether and when we will achieve profitability. If we are required by the FDA, the European Medicines Agency (the “EMA”) or any comparable regulatory authority to perform preclinical studies or clinical trials in addition to those we currently expect to conduct, or if there are any delays or complications in completing preclinical studies of our product candidates or, if preclinical studies are successful, in submitting an IND or Clinical Trial Application to the FDA and comparable regulatory authorities, and if clinical trials are successful, in submitting a BLA or Marketing Authorization Application to the FDA and comparable regulatory authorities, manufacturing clinical trial supplies and completing clinical trials, our expenses could increase substantially and our ability to achieve profitability could be further delayed.

Even if we achieve profitability, we may not be able to sustain profitability in subsequent periods. After we achieve profitability, if ever, we expect to continue to engage in substantial research and development activities and to incur substantial expenses to develop and commercialize additional product candidates. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our revenues, expenses and profitability.

Our failure to achieve or sustain profitability would depress our market value and could impair our ability to execute our business plan, raise capital, develop additional product candidates or continue our operations. A decline in the value of our company could cause our shareholders to lose all or part of their investment.

We will need substantial additional funding to develop our product candidates and conduct our future operations and to repay our outstanding debt obligations. We cannot be certain that additional capital will be available on terms acceptable to us, or at all

We have an ongoing need to raise additional cash from outside sources to continue funding our operations, including our continuing substantial research and development expenses. We do not currently believe that our cash balance will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the near future. Our future capital requirements will depend on many factors, including:

●	our ability to raise capital to fund our operations on terms acceptable to us, or at all;
●	our perceived capital needs with respect to our development programs, and any delays in, adverse events and excessive costs of such programs beyond what we currently anticipate;
●	our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our product candidates to market and the cost of such arrangements at the time;
●	the cost of manufacturing our product candidates, including compliance with GMP applicable to our product candidates;
●	expenses related to the establishment of sales and marketing capabilities for product candidates awaiting approval or products that have been approved;
●	competing technological and market developments; and
●	our ability to introduce and sell new products.

The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our clinical and preclinical development efforts.

We have secured capital historically from equity offerings. To obtain additional capital, we may pursue debt and/or equity offering programs, strategic corporate partnerships, state and federal development programs, licensing arrangements, and sales of assets. We cannot be certain that additional capital will be available on terms acceptable to us, or at all.

Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. A financing could involve one or more types of securities including common stock, preferred stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on debt or other securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

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

The Company has not generated any revenues to date. For the years ended December 31, 2021 and 2020, the Company had a net loss of $25,588,700 and $19,200,200, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain funding from additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern.

We have identified certain material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

In the course of preparing our financial statements, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to: (1) lack of internal control processes and procedures regarding the financial close and reporting process, procure to pay process, and human resources and payroll process; (2) those controls being designed without the appropriate segregation of duties; (3) lack of full time accounting and finance personnel; and (4) internal communication deficiencies surrounding our failure to timely disclose the June 16 and 17, 2021 FDA Communications. In order to remediate these material weaknesses, we have hired and plan to continue to hire and engage additional accounting, finance, and system implementation specialists and we have formed a Disclosure Committee comprised of certain members of the Company’s management. We have implemented, and plan to continue to implement, new controls, new processes and technologies to implement formalized internal controls framework and procedures.

We believe we have taken the necessary actions to substantially address each of the material weaknesses discussed above, and we plan to take additional steps to improve our accounting function. However, we may not be able to fully remediate these material weaknesses until it can be confirmed that such remedial measures have been operating effectively for a sufficient period of time. Further, we cannot assure you that any such actions will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, deficiencies or material weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. The existence of material weaknesses in internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq.

Risks Related to our Business

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We are a company with a limited operating history. We began principal business operations in 2012 and spent the first three years of our company’s history developing and refining our core technology, and only since then have we focused our efforts on advancing the development of product candidates.

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

As a company, we have never commercialized a product. We currently have no active sales force or commercial infrastructure. We may lack the necessary expertise, personnel and resources to successfully commercialize our product candidates.

We currently have no active sales force or commercial infrastructure. As a company, we have never commercialized a product for any indication. Even if we receive regulatory approval for one or more of our product candidates from the FDA or comparable regulatory authorities, we will need to develop robust internal sales, marketing and distribution capabilities to commercialize such products, which will be expensive and time-consuming, or enter into collaborations with third parties to perform these services.

There are costs and risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. We must also compete with other biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

Alternatively, we may wish to establish collaborations with third parties to maximize the potential of our product candidates jurisdictions in which a product candidate has been approved. The biotechnology industry is characterized by intense competition. Therefore, we may not be successful in entering into such commercialization arrangements with third parties on favorable terms, or at all. In addition, we may have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell, market and distribute our products effectively.

There can be no assurance that we will be able to develop the necessary commercial infrastructure and capabilities to successfully commercialize our product candidates or be able to establish or maintain relationships with third parties necessary to perform these services. As a result, we may not successfully commercialize any product in any jurisdiction.

We must maintain quality controls and compliance with manufacturing standards.

The manufacture of our product candidates is, and the manufacture of any future drug and/or cell-related therapeutic products would be, subject to periodic inspection by regulatory authorities and distribution partners. The manufacture of drug and device products for human use is subject to regulation and inspection from time to time by the FDA for compliance with the FDA’s cGMP, Quality System Regulations (“QSRs”), as well as equivalent requirements and inspections by state and non-U.S. regulatory authorities. There can be no assurance that the FDA or other authorities will not, during the course of an inspection of existing or new facilities, identify what they consider to be deficiencies in our compliance with QSRs or other requirements and request, or seek remedial action.

Failure to comply with such regulations or a potential delay in attaining compliance may adversely affect our manufacturing activities and could result in, among other things, injunctions, civil penalties, FDA refusal to grant pre- market approvals or clearances of future or pending product submissions, fines, recalls or seizures of products, total or partial suspensions of production and criminal prosecution. There can be no assurance that after such occurrences we will be able to obtain additional necessary regulatory approvals or clearances on a timely basis, if at all. Delays in receipt of or failure to receive such approvals or clearances, or the loss of previously received approvals or clearances could have a substantial negative effect on our results of operations and financial condition.

Our future success depends on our ability to retain our Interim Chief Executive Officer, and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development experience, technical skills, leadership and continued service of certain members of our management and scientific teams, including Pietro Bersani, our Interim Chief Executive Officer, Scott Dahlbeck, our Chief of Staff, Mike Ryan, our Chief Bioinformatics Research Computing Officer, and Daniel Clark, our Interim Chief Financial Officer.

Although we have employment agreements with our executive officers, these agreements do not prevent them from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

We will need to significantly expand our organization. If we are not able to effectively manage this expansion, that may impact our future financial performance, our ability to develop and commercialize product candidates alone or with collaborators, and our ability to compete effectively. In addition, we may have difficulty identifying, hiring and integrating new personnel if we are unable to effectively manage expansion.

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

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies make our shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation. In addition, as an emerging growth company, we are required to provide only two years of audited financial statements and two years of selected financial data in our initial registration statement, compared to three and five years, respectively, for comparable data reported by other public companies.

We could be an emerging growth company for up to five years from our initial public offering (“IPO”), although circumstances could cause us to lose that status earlier, including if the market value of our shares held by non-affiliates equals or exceeds $700 million as of any June 30 (the end of our second fiscal quarter) before that time or if we have total annual gross revenues of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 (our fiscal year end); or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort towards ensuring compliance with them, and we cannot predict or estimate the amount or timing of such additional costs.

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

The existence of pending and potential securities law claims may adversely affect our ability to raise capital.

We had ineffective disclosure controls and procedures as of December 31, 2021 and earlier periods, which could result in our potential exposure to litigation and could adversely affect or ability to raise capital in the future.

We have determined that our disclosure controls and procedures were not effective as of December 31, 2021. Our disclosure controls and procedures were ineffective due to the existence of material weaknesses in internal control over financial reporting, including a material weakness resulting from internal communication deficiencies surrounding our failure to timely disclose the June 16 and 17, 2021 FDA Communications as previously described. We had previously determined that our disclosure controls and procedures were not effective as of June 30, 2021 due to the existence of material weaknesses in our internal control over financial reporting. We made the same determination in earlier periods as well. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

A Special Committee of the Board has made several recommendations to improve the effectiveness of the Company’s disclosure controls and procedures, which recommendations were accepted and adopted by the Board.  The recommendations that have been adopted include among other things: (i) the appointment of an Interim CEO who has received training in appropriate disclosure controls and procedures and who will be responsible for supervising our disclosure controls and procedures, (ii) the establishment of a Disclosure Committee of our management, and (iii) the appointment of two additional independent directors to the Board. However, the fact that we experienced ineffective disclosure controls could result in further potential exposure to litigation and could adversely affect our ability to raise funds in the future.

We face risks associated with increased political uncertainty.

The recent invasion of Ukraine by Russia and the sanctions, bans and other measures taken by governments, organizations and companies against Russia and certain Russian citizens in response thereto has increased the political uncertainty in Europe and has strained the relations between Russia and a significant number of governments, including the U.S. The duration and outcome of this conflict, any retaliatory actions taken by Russia and the impact on regional or global economies is unknown, but could have a material adverse effect on our business, financial condition and results of our operations.

In the U.S., the change in the U.S. government to the Biden administration has resulted in uncertainty regarding potential changes in regulations, fiscal policy, social programs, domestic and foreign relations and international trade policies. In addition, potential changes in relationships among the U.S. and China and other countries including Taiwan could have significant impacts on global trade and regional economic conditions, among other things. In addition, changes in the relationships between the U.S. and its neighbors, such as Mexico, could have significant, potentially negative, impacts on commerce. Further, anti-American sentiment could harm the reputation and success of U.S. companies doing business abroad.

Our ability to respond to these developments or comply with any resulting new legal or regulatory requirements, including those involving economic and trade sanctions, could reduce our sales, increase our costs of doing business, reduce our financial flexibility and otherwise have a material adverse effect on our business, financial condition and results of our operations.

Our business may be adversely affected by the ongoing COVID-19 pandemic.

In response to COVID-19, many countries and businesses still institute travel restrictions, quarantines, and office closures. The extent of the pandemic and governmental responses may impact our ability to obtain raw materials and equipment used for research and development, obtain sufficient additional funds to finance our operations, and conduct clinical trials, any of which could materially and adversely affect our business.

Management continues to monitor the situation and enacted significant measures to protect our supply chain, employees, and the execution of clinical and preclinical operations. To date, the pandemic has not had any material impact the Company. The ongoing spread of COVID-19 may in the future impact negatively our ability to conduct clinical and preclinical operations. COVID-19 could also affect the operations of contract research organizations, which may also result in delays or disruptions in the supply of product candidates. However, COVID-19 also showed the ability of mutation with potential mutants in the future limiting the impact of the vaccines. This could lead to unanticipated or further negative impacts.

Risks Related to our Product Candidates

Our tumor-specific cancer immunotherapy approach is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.

We are using our proprietary technologies to develop tumor-specific immunotherapy product candidates to treat cancer. Our foundational science and product development approach are based on our ability to predict the presence of a patient’s TSIA’s and develop a TSIA-directed therapy that will elicit a meaningful specific immune-system cell response (T or NK cells). We believe that this approach may offer an improved therapeutic effect by driving an intense, focused attack selectively upon a patient’s tumor. However, this approach to treating cancer is novel and the scientific research that forms the basis of our efforts to predict the presence of TSIA and to develop a CAR that targets TSIA-directed cancer immunotherapy candidates is both preliminary and limited.

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

Furthermore, no regulatory authority has granted approval for a cancer immunotherapy based on a heterologous prime-boost approach. As such, we believe that the FDA has limited experience with evaluating our approach, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. We may never receive approval to market and commercialize any product candidate. Even if we obtain regulatory approval, the approval may be for targets, disease indications, lines of therapy or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings.

We face substantial competition from other pharmaceutical and biotechnology companies, which may result in others discovering, developing, or commercializing products before, or more successfully, than we do.

The development and commercialization of new drug products is highly competitive. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development, and commercialization of our product candidates. Our objective is to design, develop and commercialize new products with superior efficacy, convenience, tolerability, and safety. In many cases, the products that we intend to commercialize, if successfully commercialized, will compete with existing market-leading products.

Many of our potential competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products.

Large and established companies compete in the same market as our product candidates. These companies compete with us with their greater experience and resources to support their research and development efforts, conduct testing and clinical trials, obtain regulatory approvals to market products, manufacture such products on a broad scale and market approved products. These companies also compete with us by having significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and have collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the products that we develop obsolete. We also face competition from smaller companies who, like us, rely on investors to fund research and development and compete for co-development and licensing opportunities from large and established pharmaceutical companies.

The genome editing field is relatively new and evolving rapidly, and other existing or future technologies may provide significant advantages over our Diamond and ABBIE technologies, which could materially harm our business.

To date, we have focused our efforts on optimizing our proprietary genome editing technology and exploring its potential applications. Other companies have previously undertaken research and development of genome editing technologies using sequence-specific DNA-cutting enzymes, or nucleases, that are designed to perform modifications in the DNA of living cells and organisms, or using zinc finger nucleases, transcription activator-like effector nucleases (“TALENs”), and clustered regularly interspaced short palindromic repeats associated protein-9 nuclease (“CRISPR/Cas9”), although none has obtained marketing approval for a product candidate developed using such technologies. Other genome editing technologies, or other existing or future technologies, may lead to the development of treatments or products that may be considered better suited for use in human therapeutics, which could reduce or eliminate our commercial opportunity.

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

Our future success is dependent on our ability to successfully develop and, where applicable, obtain regulatory approval for, including marketing approval for, and then successfully commercialize, product candidates, either alone or with collaborators. We have not yet developed and commercialized any product candidates, and we may not be able to do so, alone or with collaborators. Our research and development programs may not lead to the successful identification, development, or commercialization of any products.

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

If we experience delays or difficulties in patient enrollment for clinical trials, our research and development efforts and the receipt of necessary regulatory approvals could be significantly delayed or prevented.

Commencement and successful and timely completion of clinical trials require us to enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or comparable regulatory authorities. Any delay or difficulty in patient enrollment could significantly delay or otherwise hinder our research and development efforts and delay or prevent receipt of necessary regulatory approvals. Despite diligent planning of our clinical trials and analysis of their feasibility regarding patient recruitment, we may experience difficulties, delays or inability in patient enrollment in our clinical trials for a variety of reasons, including:

●	the size and nature of the patient population;
●	the severity and incidence of the disease under investigation;
●	the eligibility criteria for the study in question, including any misjudgment of, and resultant adjustment to, the appropriate ranges applicable to the exclusion and inclusion criteria;
●	the size of the study population required for analysis of the trial’s primary endpoints;
●	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	the number of clinical trial sites and the proximity of prospective patients to those sites;
●	the design of the trial and the complexity for patients and clinical sites;
●	the nature, severity and frequency of adverse side effects associated with our product candidates;
●	the screening procedures and the rate of patients failing screening procedures;
●	the ability to provide appropriate screening assays;
●	the risk that patients’ general health conditions do not allow the conduct of study/screening procedures (for example, tumor biopsy);
●	the ability to manufacture patient products appropriately (for example, at a sufficient high dose, or with sufficiently active T cells);
●	the efforts to facilitate timely enrollment in clinical trials and the effectiveness of recruiting publicity;
●	the patient referral practices of physicians within the same hospital as well as within other hospitals or private practices;
●	competing clinical trials for similar therapies, other new therapeutics, new combination treatments, new medicinal products;

●	approval of new indications for existing therapies or approval of new therapies in general or changes in standard of care;
●	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved or become standard of care for the indications we are investigating;
●	the ability to obtain and maintain patient consents; and
●	inability of clinical sites to enroll patients as healthcare capacities are required to cope with natural disasters, epidemics or other health system emergencies, such as the COVID-19 pandemic.

Further, challenges in recruiting and enrolling suitable patients to participate in clinical trials could increase costs, affect the timing and outcome of our planned clinical trials and result in delays to our current development plan for our product candidates.

Delays in the commencement and completion of clinical trials could increase costs and delay or prevent regulatory approval and commercialization of our product candidates.

We cannot guarantee that clinical trials of our product candidates will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of the clinical trial process, and other events may cause us to temporarily or permanently stop a clinical trial. Events that may prevent successful or timely commencement and completion of clinical development include:

●	negative preclinical data;
●	delays in receiving the required regulatory clearance from the appropriate regulatory authorities to commence clinical trials or amend clinical trial protocols, including any objections to our INDs or protocol amendments from regulatory authorities;
●	delays in reaching, or a failure to reach, a consensus with regulatory authorities on study design;
●	delays in reaching, or a failure to reach, an agreement on acceptable terms with prospective independent clinical investigators, CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different investigators, CROs and clinical trial sites;
●	difficulties in obtaining required IRB or ethics committee approval at each clinical trial site;
●	challenges in recruiting and enrolling suitable patients that meet the study criteria to participate in clinical trials;
●	the inability to enroll a sufficient number of patients in clinical trials to ensure adequate statistical power to detect statistically significant treatment effects;
●	imposition of a clinical hold by regulatory authorities or IRBs for any reason, including safety concerns and non-compliance with regulatory requirements;
●	failure by independent clinical investigators, CROs, other third parties or us to adhere to clinical trial requirements;
●	failure to perform in accordance with the FDA’s GCPs or applicable regulatory guidelines in other jurisdictions;
●	the inability to manufacture adequate quantities of a product candidate or other materials necessary in accordance with cGMPs and current cGTPs to conduct clinical trials;
●	lower than anticipated patient retention rates;
●	difficulties in maintaining contact with patients after treatment, resulting in incomplete data;
●	ambiguous or negative interim results;
●	our independent clinical investigators, CROs or clinical trial sites failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a clinical trial;
●	unforeseen safety issues, including occurrence of adverse events associated with the product candidate that are viewed to outweigh the product candidate’s potential benefits;
●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
●	lack of adequate funding to continue the clinical trial; or
●	delays and disruptions as a result of the COVID-19 pandemic.

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

Diamond and ABBIE are novel technologies, making it difficult to predict the time, cost, and potential success of product candidate development. We have not yet been able to assess the safety and efficacy of any product candidates in humans. Our success depends on our ability to develop and commercialize product candidates using our novel genome editing technology ABBIE. The novel nature of our technology makes it difficult to accurately predict the developmental challenges we may face for product candidates as they proceed through research, preclinical or greenhouse studies and clinical or field trials.

There have been a limited number of clinical trials of products created with genome editing technologies, none of which has utilized our technology, and no therapeutic product candidates created with other genome editing technologies have received marketing approval in the U.S. or Europe. Because our therapeutic research programs are all in research or preclinical stages, we have not yet been able to assess the safety or efficacy of any product candidates in humans.

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

Our product candidates may not be able to properly implement desired genetic edits with sufficient accuracy to be viable therapeutic products, and there may be long-term effects associated with them that we cannot predict at this time. Any problems we experience related to the development of our genome editing technology or any of our collaborators’ research programs or product candidates may cause significant delays or unanticipated costs, and we may not be able to satisfactorily solve such problems. These factors may prevent us or our collaborators from completing our preclinical studies or any clinical trials that we or our collaborators may initiate, or profitably commercializing any product candidates on a timely basis, or at all.

Results from preclinical studies and early-stage clinical trials may not be predictive of results from late-stage or other clinical trials.

Positive and promising results from preclinical studies and early-stage clinical trials may not be predictive of results from late-stage clinical trials or from clinical trials of the same product candidates. The primary objectives of our current Phase 1 clinical trials are to establish safety and tolerability and to determine the recommended Phase 2 dose. Results from those and future early-stage clinical trials may not be representative of results from later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Late-stage clinical trials could differ in significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, efficacy endpoints, dosing regimen and statistical design. In particular, we expect there may be greater variability in results for products processed and administered on a patient-by-patient basis, as for our cellular therapy product candidates, than for “OTS” products, like many other drugs. Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving encouraging or positive results in early-stage development. There can be no assurance that we will not face similar setbacks. Therefore, despite positive results observed in early-stage clinical trials, our product candidates may fail to demonstrate sufficient efficacy in our pivotal or confirmatory clinical trials.

Preliminary interim or “top-line” data that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may announce or publish preliminary interim or “top-line” data from clinical trials. Positive preliminary data may not be predictive of such trial’s subsequent or overall results. Preliminary data are subject to the risk that one or more of the outcomes may materially change as more data become available. Additionally, preliminary data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available.

Therefore, positive preliminary results in any ongoing clinical trial may not be predictive of such results in the completed trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. As a result, preliminary data that we report may differ from future results from the same clinical trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary data should be viewed with caution until the final data are available. Material adverse changes in the final data compared to preliminary data could significantly harm our business prospects.

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

Our product candidates are complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs.

Our product candidates are cellular products or biologics and the process of manufacturing our products is complex, highly regulated and subject to multiple risks. The manufacture of our cellular product candidates involves complex processes which include, for example, harvesting white blood cells from healthy donors, transporting them from blood banks to our cGMP facility for donor GDT expansion, engineering, and cryopreservation, and finally shipping of the T cell product back to the patient for treatment. As a result of the complexities, the cost to manufacture cellular products per dose is generally higher than traditional small molecule chemical compounds or biologics, and the manufacturing process is less reliable, more variable and is more difficult to reproduce. Our manufacturing process may be susceptible to product loss or failure due to logistical issues associated with the collection of patients’ blood cells, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product. Product loss or failure may also be caused by manufacturing issues associated with the variability in patient starting material especially from heavily treated cancer patients, interruptions in the manufacturing process, contamination, equipment failure, assay failures, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material, or any intermediate product at any point in the process, or if any product does not meet the preset specifications, the manufacturing process for that patient will need to be restarted, sometimes including re-collection of blood cells from the patient, and the resulting delay may adversely affect that patient’s outcome. It may even happen, that failed product manufacture may prevent a patient from getting a T cell product. If microbial, environmental or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. If such contaminations or other product quality issues are not discovered and if as a result thereof patients are exposed to a health risk, we may be held liable. Our insurance may not cover those cases, or the financial coverage may not be sufficient.

Because our cellular product candidates are manufactured specifically for each individual patient, we will be required to maintain a chain of identity with respect to the patient’s cellular material as it moves from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our products from the market. Further, as product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials or otherwise necessitate the conduct of additional studies, including bridging clinical trials, which can be costly and time-consuming.

In addition, the manufacturing process and facilities for any products that we may develop is subject to FDA and comparable regulatory authority approval processes, and we will need to meet all applicable regulatory authority requirements, including cGMP and cGTP requirements, on an ongoing basis, including requirements pertaining to quality control, quality assurance, and the maintenance of records and documentation. The FDA and comparable regulatory authorities enforce these requirements through facility inspections. Manufacturing facilities must be approved by the FDA pursuant to inspections that will be conducted after we submit our marketing applications. Manufacturers are also subject to continuing FDA and comparable regulatory authority inspections following marketing approval. Further, we must supply all necessary chemistry, manufacturing, and control documentation in support of a BLA on a timely basis.

Any failure to follow cGMP and cGTP or other regulatory requirements or any delay, interruption or other issues that arise in the manufacture, fill and finish, packaging, or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of drug product for our clinical trials or the termination of or hold on a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates.

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

The market opportunities for our product candidates may be smaller than we estimate.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers who are in a position to receive our product candidates, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates that have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. These estimates may be inaccurate or based on imprecise data. We do not have verifiable internal marketing data regarding the potential size of the commercial market for our product candidates, nor have we obtained current independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent novel approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates or new patients may become increasingly difficult to identify or gain access to, all of which could materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the U.S. until we receive approval of a BLA from the FDA. We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We have not received approval from regulatory authorities to market any product candidate in any jurisdiction, and it is possible that neither our current product candidates nor any product candidates that we may seek to develop in the future will ever obtain the appropriate regulatory approvals necessary for us to commence product sales.

The pathway to regulatory approvals is time consuming and unpredictable, involves substantial costs and consumes management time and attention. It is not possible to predict the timing or success of obtaining regulatory approvals with any degree of certainty, and as a result, it is difficult to forecast our future financial results or prospects. Any unexpected development in the regulatory approval process, including delays or denials of regulatory approvals or significant modifications to our product candidates required by our regulators, could materially and adversely affect our business, results of operations and financial condition, and could substantially harm our stock price.

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

Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	delays or failure in reaching a consensus with regulatory agencies on trial design;

●	delays or failures in obtaining regulatory authorization to begin a trial, if applicable;

●	the availability of financial resources to commence and complete the planned trials;

●	delays or failures in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	delays or failures in obtaining approval at each clinical trial site by an independent IRB;

●	delays or failures in recruiting suitable patients to participate in a trial;

●	withdrawal of clinical trial sites from our clinical trials, including as a result of changing standards of care or the ineligibility of a site to participate;

●	imposition of a clinical hold by regulatory agencies for any reason, including safety concerns raised by other clinical trials of similar product candidates that may reflect an unacceptable risk with the patient population, technology platform, product stability or after an inspection of clinical operations or trial sites;

●	failure to perform clinical trials in accordance with the GCP or applicable regulatory guidelines in other countries;

●	having patients complete a trial, including having patients enrolled in clinical trials dropping out of the trial before the product candidate is manufactured and returned to the site, or return for post-treatment follow-up;

●	clinical trial sites deviating from trial protocol or dropping out of a trial;

●	addressing any patient safety concerns that arise during the course of a trial;

●	adding new clinical trial sites;

●	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a patient-by-patient basis for use in clinical trials;

●	our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators or funders may require us, to conduct additional preclinical testing or clinical trials or to abandon projects that we expected to be promising;

●	our third-party contractors (such as CROs, product manufacturers, or investigators) may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

●	fraudulent activity by a clinical researcher, if discovered, could preclude the submission of clinical data prepared by that researcher, lead to the suspension or substantive scientific review or one or more of our marketing applications by regulatory agencies;

●	the cost of our clinical trials may be greater than we anticipate;

●	the regulatory requirements for product approval may not be explicit, may evolve over time and may diverge by jurisdiction;

●	evolution in the standard of care that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials; or

●	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. If patients are unwilling to participate in our trials because of the COVID-19 pandemic and restrictions on travel or healthcare institution policies, negative publicity from adverse events in the biotechnology industries, public perception of vaccine safety issues or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. Patient enrollment is affected by several factors, including:

●	severity of the disease under investigation;
●	design of the trial protocol;
●	size of the patient population;
●	eligibility criteria for the trial in question;
●	perceived risks and benefits of the product candidate being tested;

●	willingness or availability of patients to participate in our clinical trials (including due to the COVID-19 pandemic);
●	proximity and availability of clinical trial sites for prospective patients;
●	our ability to recruit clinical trial investigators with appropriate competencies and experience;
●	availability of competing vaccines and/or therapies and related clinical trials;
●	efforts to facilitate timely enrollment in clinical trials;
●	our ability to obtain and maintain patient consents;
●	patient referral practices of physicians; and
●	ability to monitor patients adequately during and after treatment.

We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by regulatory agencies.

Even if we enroll a sufficient number of eligible patients to initiate our clinical trials, we may be unable to maintain participation of these patients throughout the course of the clinical trial as required by the clinical trial protocol, in which event we may be unable to use the research results from those patients.

If we have difficulty enrolling and maintaining the enrollment of a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business.

Our product candidates may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.

Significant adverse events caused by our product candidates or even competing products in development that utilize a common mechanism of action could cause us, an IRB or ethics committee, and/or regulatory authorities to interrupt, delay or halt clinical trials and could result in clinical trial challenges such as difficulties in patient recruitment, retention, and adherence, the denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. Serious adverse events deemed to be caused by our product candidates could have a material adverse effect on the development of our product candidates and our business as a whole.

Our understanding of the relationship between our product candidates and these events, as well as our understanding of adverse events reported in future clinical trials of other product candidates, may change as we gather more information, and additional unexpected adverse events may be observed. In addition, the side effect profile of pharmaceutical drugs cannot be fully established based on preapproval clinical trials involving a limited number of patients. Routine review and analysis of post-marketing safety surveillance and clinical trials will provide additional information, for example, potential evidence of rare, population-specific or long-term adverse reactions, and may adversely affect the commercialization of the product, and even lead to the suspension or revocation of product marketing authorization.

If we or others identify undesirable side effects caused by our product candidates either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

●	our clinical trials may be put on hold;
●	we may be unable to obtain regulatory approval for our product candidates;
●	regulatory authorities may withdraw approvals of our products;
●	regulatory authorities may require additional warnings on the label;
●	a medication guide outlining the risks of such side effects for distribution to patients may be required;
●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining marketing approvals for and market acceptance of our product candidates and could have a material adverse effect on our business and financial results.

We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.

The BPCIA was enacted as part of the Affordable Care Act to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that if any of the product candidates we develop that are approved in the U.S. as a biological product under a BLA, the BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

The regulatory landscape that will govern our product candidates is uncertain; regulations relating to more established gene therapy and cell therapy products are still developing, and changes in regulatory requirements could result in delays or discontinuation of development of our product candidates or unexpected costs in obtaining regulatory approval.

Because we are developing novel CAR-T cell immunotherapy product candidates that are unique biological entities, the regulatory requirements that we will be subject to are not entirely clear. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. For example, regulatory requirements governing gene therapy products and cell therapy products have changed frequently and may continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the U.S., the FDA has established the Office of Tissues and Advanced Therapies, formerly known as the Office of Cellular, Tissue and Gene Therapies, within its Center for Biologics Evaluation and Research to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise the Center for Biologics Evaluation and Research on its review. Gene therapy clinical trials are also subject to review and oversight by an IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can place an IND application on clinical hold even if such other entities have provided a favorable review. Furthermore, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which a clinical trial will be conducted. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for approval of any of our product candidates.

Complex regulatory environments exist in other jurisdictions in which we might consider seeking regulatory approvals for our product candidates, further complicating the regulatory landscape. For example, in the EU a special committee called the Committee for Advanced Therapies was established within the EMA in accordance with Regulation (EC) No

1394/2007 on advanced-therapy medicinal products to assess the quality, safety and efficacy of advanced-therapy medicinal products, and to follow scientific developments in the field. Advanced-therapy medicinal products include gene therapy products as well as somatic cell therapy products and tissue engineered products.

These various regulatory review committees and advisory groups and new or revised guidelines that they promulgate from time to time may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. Because the regulatory landscape for our CAR-T cell immunotherapy product candidates is new, we may face even more cumbersome and complex regulations than those emerging for gene therapy products and cell therapy products.

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

If our planned Phase 1 clinical trials for ALEXIS-PRO-1 and ALEXIS-ISO-1 and our other initial product candidates are completed and, assuming positive data, we expect to advance to potential registrational trials. The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. If the results from our clinical trials are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA. For example, the FDA may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.

The FDA may grant accelerated approval for our product candidates and, as a condition for accelerated approval, the FDA may require a sponsor of a drug or biologic receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug or biologic may be subject to withdrawal procedures by the FDA that are more accelerated than those available for regular approvals. We believe that an accelerated approval strategy is warranted given the limited alternatives for patients that our initial product candidates target, but the FDA may ultimately require a Phase 3 clinical trial prior to approval, particularly since our product candidates represent a novel treatment. In addition, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA or other regulatory agencies requesting additional studies to show that our product candidate is superior to the new products.

Our clinical trial results may also not support approval. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval, including due to the heterogeneity of patient populations;

●	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the U.S. or elsewhere;

●	the FDA or comparable foreign regulatory authorities will review our manufacturing process and inspect our commercial manufacturing facility and may not approve our manufacturing process or facility; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

We may seek orphan drug designation for some or all of our product candidates across various indications, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

We may seek orphan drug designation for at least one of our product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain orphan drug designation, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, although we may seek orphan drug designation for other product candidates, we may never receive such designations.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Even if we receive regulatory approval for our product candidates, such products will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval. We may also be required to conduct post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product potentially over many years. If the FDA or other regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GTP, and compliance with cGMP, GTP, and GCP for any clinical trials that we conduct post-approval. Any such restrictions may result in significant additional expense or could limit sales of the approved product. If we, or any of the third parties on which we rely, fail to meet those requirements, the FDA or comparable regulatory authorities outside the United States could initiate enforcement action. Other consequences include the issuance of fines, warning letters, untitled letters or holds on clinical trials, product seizure or detention or refusal to permit the import or export of our product candidates, and permanent injunctions and consent decrees, including the imposition of civil or criminal penalties, among other consequences, that could significantly impair our ability to successfully commercialize a given product.

Later discovery of previously unknown problems with an approved product, including adverse events of unanticipated severity or frequency, or with manufacturing operations or processes, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
●	fines or warning letters, or clinical holds on clinical trials involving related product candidates;
●	refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications submitted by us or suspension or revocation of product license approvals;
●	product seizure or detention or refusal to permit the import or export of products; and
●	injunctions or the imposition of civil, criminal and/or administrative penalties, damages, monetary fines, disgorgement, exclusion from participation in governmental reimbursement programs, such as Medicare, Medicaid and other federal health care programs and curtailment or restructuring of our operations.

In addition, applicable regulatory policies of governmental authorities, such as the FDA, may change and additional government regulations may be enacted that could affect any regulatory approval that we may receive for our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or not able to maintain regulatory compliance, we may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Healthcare reform measures may have a material adverse effect on or prevent our product candidates’ commercial success.

There have been, and we expect there will continue to be, a number of legislative and regulatory changes to health care systems in the United States and abroad that could impact our ability to sell our products profitably. The United States government and other governments have shown significant interest in pursuing healthcare reform. For example, in 2010, the Affordable Care Act was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. Healthcare reform measures like the Affordable Care Act may adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. Certain provisions of the ACA have been subject to judicial challenges, as well as efforts to modify them or alter their interpretation or implementation. It is unclear how efforts to challenge or modify the ACA or its implementing regulations, or portions thereof, will affect our business.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted and we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our product candidates, if commercialized, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenues, attain profitability, or successfully commercialize our product candidates.

Risks Related to Our Reliance on Third Parties.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

●	the federal false claims and civil monetary penalties laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal HIPPA prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	HIPAA and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians, as defined by such law, certain other healthcare providers starting in 2022 and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the EU is governed by the General Data Protection Regulation (the “GDPR”), which extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles, creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business in the EU. Moreover, the United Kingdom leaving the EU has created uncertainty with regard to data protection regulation in the United Kingdom. The European Commission has adopted an Adequacy Decision concerning the level of data protection in the UK. Personal data may now flow freely from the EEA to the UK, however, the European Commission may suspend the Adequacy Decision if it considers that the UK no longer provides for an adequate level of data protection. In addition, the CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.

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

Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Risks Related to Intellectual Property

Patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our business position.

The patent positions of biopharmaceutical and biotechnology companies and other actors in our fields of business can be highly uncertain and typically involve complex scientific, legal and factual analyses. In particular, the interpretation and breadth of claims allowed in some patents covering biopharmaceutical compositions may be uncertain and difficult to determine, and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims. The standards of the USPTO and its foreign counterparts are sometimes uncertain and could change in the future.

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

In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may permit others to use our discoveries or to develop and commercialize our technology and product candidates or products without providing any compensation to us, or may limit the scope of patent protection that we are able to obtain. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the U.S. in several stages over the lifetime of the patents and/or applications. We rely on our outside counsel and employ an outside firm to pay these fees due to USPTO and non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Although an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market which would have a material adverse effect on our business.

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

We rely on patent protection as well as trademark, trade secret and other intellectual property rights protection and contractual restrictions to protect Diamond, ABBIE, and ALEXIS and other product candidates. Our commercial success depends upon obtaining and maintaining proprietary rights to our intellectual property estate, including rights relating to Diamond, ABBIE, and ALEXIS and other product candidates, as well as successfully defending these rights against third-party challenges and successfully enforcing these rights to prevent third-party infringement. We will only be able to protect Diamond, ABBIE, and ALEXIS and other product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or effectively protected trade secrets cover them.

Our ability to obtain and maintain patent protection for Diamond, ABBIE, and ALEXIS and other product candidates is uncertain due to a number of factors, including the following factors:

●	we may not have been the first to invent the technology covered by our pending patent applications or issued patents;

●	we may not be the first to file patent applications covering product candidates, including their compositions or methods of use, as patent applications in the U.S. and most other countries are confidential for a period of time after filing;

●	our compositions and methods may not be patentable;

●	our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;

●	any or all of our pending patent applications may not result in issued patents;

●	others may independently develop identical, similar or alternative technologies, products or compositions, or methods of use thereof;

●	others may design around our patent claims to produce competitive technologies or products that fall outside of the scope of our patents;

●	we may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection;

●	we may not seek or obtain patent protection in countries and jurisdictions that may eventually provide us a significant business opportunity;

●	we may decide not to maintain or pursue patents and patent applications that, at some point in time, may cover our products, potential products, or product candidates;

●	any patents issued to us may not provide a basis for commercially viable products, may not provide any competitive advantages or may be successfully challenged by third parties;

●	others may identify prior art or other bases upon which to challenge and ultimately invalidate our patents or otherwise render them unenforceable;

●	the growing scientific and patent literature relating to engineered endonucleases and modified CAR-T cell/NK cells, including our own patents and publications, may make it increasingly difficult or impossible to patent new engineered nucleases and modified CAR-T cell/NK cells in the future;

●	our representatives or their agents may fail to apply for patents in a timely fashion; and

●	despite our efforts to enter into agreements with employees, consultants, collaborators, and advisors to confirm ownership and chain of title in patents and patent applications, an inventorship or ownership dispute could arise that may permit one or more third parties to practice our technologies or enforce our patent rights, including possible efforts to enforce patent rights against.

Even if we have or obtain patents covering Diamond, ABBIE, and ALEXIS or any other product candidates or compositions, others may have filed, and in the future may file, patent applications covering compositions, products or methods that are similar or identical to ours, which could materially affect our ability to successfully develop any product candidates or to successfully commercialize any approved products alone or with collaborators. In addition, because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that may cover Diamond, ABBIE, and ALEXIS or any other product candidates or compositions. These patent applications may have priority over patent applications filed by us.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products.

In the U.S., the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited.

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

In addition, we also try to protect our trade secrets, know-how and other proprietary information through non-disclosure and confidentiality provisions in our agreements with parties who have access to them, such as our employees, consultants and research partners. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets, know-how and/or other proprietary information in the event of unauthorized uses or disclosure or other breaches of the provisions, and we may not be able to prevent such unauthorized uses or disclosure. Moreover, if a party having an agreement with us has an overlapping or conflicting obligation to a third party, our rights in and to certain intellectual property could be undermined. Monitoring unauthorized and inadvertent disclosure and uses is difficult, and we do not know whether the steps we have taken to prevent such disclosure and uses are, or will be, adequate. In addition, monitoring unauthorized disclosure and uses of our trade secrets is difficult, and we do not know whether the steps we have taken to prevent such disclosure and uses are, or will be, adequate. If we were to enforce a claim that a third-party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable, and any remedy may be inadequate. In addition, courts outside the U.S. may be less willing to protect trade secrets.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The market price for our common stock is likely to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to several factors, most of which we cannot control, including:

●	quarterly variations in our operating results compared to market expectations;

●	adverse publicity about us, the industries we participate in or individual scandals;

●	announcements of new offerings or significant price reductions by us or our competitors;

●	stock price performance of our competitors;

●	fluctuations in stock market prices and volumes;

●	changes in senior management or key personnel;

●	regulatory actions with respect to our products or our competitors’ products;

●	competition from existing products or new products that may emerge;

●	announcements by us, our potential future collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments;

●	disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	actual or anticipated fluctuations in our competitors’ operating results or growth rate;

●	sales of our common stock by us, our insiders or our other stockholders;

●	the outcome of any pending or threatened litigation;

●	changes in financial estimates and/or the issuance of new or updated research reports by securities analysts;

●	the market’s reaction to our reduced disclosure as a result of being an ‘‘emerging growth company’’ under the JOBS Act;

●	negative earnings or other announcements by us or our competitors;

●	defaults on indebtedness, incurrence of additional indebtedness, or issuances of additional capital stock;

●	global economic, legal and regulatory factors unrelated to our performance; and

●	the other factors listed in this ‘‘Risk Factors’’ section.

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

We have paid no cash dividends on any class of our stock to date and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our stock. Accordingly, investors must be prepared to rely on sales of their shares after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our shares. Any determination to pay dividends in the future will be made at the discretion of our board of directors (the “Board”) and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock, including in connection with the sale or issuance of our common stock.

Our charter allows us to issue up to a total of 300,000,000 shares of our common stock and to issue and designate the rights of, without stockholder approval, up to 60,000,000 shares of preferred stock. To raise additional capital, we may in the future sell or issue additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that are lower than the prices paid by existing stockholders or in settlement of claims against us, which could result in substantial dilution to the interests of existing stockholders.

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

Failure to meet the continued listing requirements of Nasdaq could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

On November 18, 2021, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) advising us that we were not in compliance with Nasdaq’s continued listing requirements under the Nasdaq Listing Rule 5250(c)(1) (the “Reporting Rule”) as a result our failure to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 in a timely manner (the “Third Quarter 10-Q”). The Rule requires listed companies to timely file all required periodic reports with the SEC. We subsequently filed our Third Quarter 10-Q on March 11, 2022. However, we may fail future period financial reports in a timely manner and again fall out of compliance with the Reporting Rule.

On March 18, 2022, we were notified (the “Notice”) by Nasdaq that on March 17, 2022 the average closing price of our common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days before September 14, 2022. On April 7, 2022, the closing price of our common stock was $0.83 per share.

In the event that we do not regain compliance by September 14, 2022, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market with the exception of the Minimum Bid Requirement and provide Nasdaq with written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Listing Qualifications staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, Nasdaq could provide notice that our common stock will become subject to delisting.

We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement.

There can be no assurance that we will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements including the Reporting Rule. . If we fail to comply with Nasdaq’s continued listing requirements, including the Reporting Rule and the Minimum Bid Requirement, our common stock will be subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Hearings Panel. If our common stock were to be delisted by Nasdaq, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. The delisting of our common stock from Nasdaq would also adversely affect our ability to complete future financings.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease our corporate headquarters at 7707 Fannin Street, Suite 140 in Houston, Texas under a noncancelable operating lease expiring in May 2024. Our lease agreement contains approximately 34,400 square feet. The Company has the option to cancel the lease thereafter until the agreement expires on May 1, 2026. The termination date is effective after a 90-day notice of cancellation.

We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time in the future, we may become involved in litigation or other legal proceedings that arise in the ordinary course of business.

Terrell Action

On March 22, 2021, Jason Terrell (“Terrell”), a former consultant for and director of the Company, commenced an action against us in the Court of Chancery of the State of Delaware, C.A. No. 2021-0248-MTZ (the “Action”). In the Action, Terrell seeks a declaratory judgment that we are obligated to issue him (i) options to purchase 500,000 shares of our common stock at a price of $0.50 per share pursuant to an alleged 2014 consulting agreement and (ii) options to purchase an additional 500,005 shares of our common stock at a price of $0.17 per share pursuant to an alleged January 2017 non-employee director options agreement. In his complaint, Terrell also claimed that, pursuant to our operative certificate of incorporation, he is entitled to indemnification from us for attorneys’ fees and costs that he incurs in connection with the Action, because the Action arises in connection with his position as a former director.

We dispute Terrell’s claims and allegations in the Action and intend to vigorously defend against them. On May 21, 2021, we filed a motion to dismiss Terrell’s claims in the actions with prejudice, arguing that (i) Terrell’s options-related claims fail, because his 2014 and January 2017 agreements were explicitly superseded by a subsequent options agreement, under which Terrell relinquished his prior options, and (ii) Terrell is not entitled to indemnification, because the Action relates to contracts between the Company and Terrell in his personal capacity, not in connection with any activities or duties of Terrell in his official capacity as a former director of the Company. In response to the motion, filed on June 21, 2021, Terrell withdrew his claim for indemnification, but opposed the portion seeking dismissal of his declaratory judgment claim. The motion was fully briefed, with the filing of our reply brief on July 7, 2021.

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

Sabby Volatility Warrant Master Fund Ltd. Litigation

On March 7, 2022, entities related to Sabby Management LLC (the “Sabby Entities”) and Empery Asset Management, LP (the “Empery Entities”) filed a complaint in the District Court for the Southern District of New York alleging claims against the Company and certain current and former officers and directors of the Company for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021. The matter is known as Sabby Volatility Warrant Master Fund Ltd., et al. v. Kiromic BioPharma, Inc. et al., Case No. 22-cv-1927 (SDNY). The plaintiffs seek unspecified damages; rescission, to the extent that they still hold Kiromic securities, or, if sold, rescissory damages; reasonable costs and expenses, including attorneys’ and experts’ fees; and other unspecified equitable and injunctive relief. The Company expects to vigorously defend against this action. The Company has evaluated that it is reasonably possible that the Sabby Entities’ and Empery Entities’ claims may result in an estimated loss ranging between $0 and $8,100,000. Similarly, the Company has evaluated that it is reasonably possible that other unasserted claims in future litigation and losses may occur. However, the Company is unable to estimate any possible range of loss attributed to other unasserted claims at this time.

Other Matters

In addition to the above, several class action plaintiff law firms have issued press releases announcing that the firms are investigating securities law claims on behalf of stockholders of the Company. These press releases were in response to an approximately 15% decline in the Company’s stock price on July 16, 2021, the date when we had first announced that we had received comments from the FDA on our two INDs, resulting in clinical holds. If claims are ultimately made pursuant to these investigations or otherwise, we intend to defend ourselves vigorously, but are unable to predict the outcome of any such litigation. Even if we are successful, securities litigation is costly to defend and would likely divert management’s attention away from the business. To the extent that we are subject to a legal proceeding, it could have a material adverse impact on us.

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

Stockholders

As of April 8, 2022, there were 84 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of the Board and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that the Board deems relevant.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 11. of Part III of this Annual Report.

Issuer Purchases of Equity Securities

There have been no repurchases of our shares of common stock either on the open market or by private transaction during the year ended December 31, 2021.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are an AI driven, end-to-end allogenic cell therapy company, currently developing the multi-indication allogeneic T cell therapy that exploits the natural potency of GDTs to target solid tumors. Our end-to-end approach consists of target discovery and validation, product development, and GMP manufacturing, which we believe will allow us to leverage a new framework for the next generation of cell therapies. We also have new technologies in development that we believe will support our end-to-end approach.

We are developing our brand of CAR-T cell product candidates known as ALEXIS. Our two product candidates are called ALEXIS-ISO-1 and ALEXIS-PRO-1. ALEXIS-ISO-1 is our allogenic gamma delta CAR-T cell therapy product candidate targeting Isomesothelin (the isoform of Mesothelin). ALEXIS-PRO-1 is our allogeneic gamma delta chimeric T cell therapy product candidate targeting PD-L1. These are designed to treat cancer by capitalizing on the immune system’s ability to destroy cancer cells. We filed two IND applications in May 2021 for ALEXIS-ISO-1 and ALEXIS-PRO-1. The IND applications for these trial candidates are currently on a clinical hold as of June 2021. We are currently working on addressing the FDA’s comments. Accordingly, for ALEXIS-PRO-1, we expect the clinical hold will be lifted in the second half of 2022 allowing us to begin the activation process for the clinical trial by the end of the last quarter of 2022. For ALEXIS-ISO-1, we expect to begin the activation process for the clinical trial by the end of the last quarter of 2023.

CAR-T cell therapy, a form of cancer immunotherapy, has recently emerged as a revolutionary and potentially curative therapy for patients with hematologic cancers, including refractory cancers. In 2017, two autologous anti-CD19 CAR-T cell therapies, Kymriah, developed by Novartis International AG, and Yescarta, developed by Kite Pharma, Inc., were approved by the FDA for the treatment of relapsing/remitting B cell precursor acute lymphoblastic leukemia and relapsing/remitting large B cell lymphoma, respectively. Autologous CAR-T cell therapies are manufactured individually for the patient’s use by modifying the patient’s own T cells outside the body, causing the T cells to express CARs. The entire manufacturing process is dependent on the viability of each patient’s T cells and takes approximately two to four weeks. Allogenic T cell therapies involve engineering healthy donor T cells, which we believe will allow for the creation of an inventory of OTS products that can be delivered to a larger portion of eligible patients throughout the world.

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

The severity of the impact of the COVID-19 pandemic on our business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's service providers, suppliers, CROs and our clinical trials, all of which are uncertain and cannot be predicted. As of the date of this report, the extent to which the COVID-19 pandemic may in the future materially impact our financial condition, liquidity or results of operations is uncertain.

Recent Developments

We do not have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the consolidated financial statements are issued. Therefore, this condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans were updated to evaluate different strategies to obtain the required funding of future operations. These plans may include, but are not limited to, additional funding from current or new investors; however, if we are unable to raise additional funding to meet working capital needs, we will be forced to delay or reduce the scope of our research programs and/or limit or cease operations. The negative cash flows and lack of financial resources raised substantial doubt as to our ability to continue as a going concern, and that substantial doubt has not been alleviated.

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

IND Application Resubmission Announcement

On December 17, 2020, we filed two IND applications with the FDA. The first application was for a Phase 1 clinical trial of intravenously administered allogenic CAR-T for epithelial ovarian carcinoma (“EOC”) and malignant pleural mesothelioma (“MPM”). The second application was for a Phase 1 clinical trial of an intrapleural/intraperitoneal administered allogenic CAR-T for EOC and MPM.

Since filing the original applications in December 2020, we have had communications with the FDA, and numerous consults with scientific board and clinical advisors regarding resubmission. On March 9, 2021, we announced that we planned to resubmit the two IND applications. The revised applications will be for first in-human dosing of our OTS, Allogenic GDT therapy for metastatic and progressive locally advanced solid malignancies.

In May 2021, we resubmitted the two IND applications. The revised IND applications are for first in-human dosing of our OTS, Allogenic GDT therapy for metastatic and progressive locally advanced solid malignancies. On May 17, 2021, we announced that the first IND application was for a Phase I clinical trial of our ALEXIS-PRO-1 product candidate. On May 24, 2021, we announced that the second IND application was for a Phase 1 clinical trial of our ALEXIS-ISO-1 product candidate.

In June 2021, the FDA placed the IND applications on clinical hold and asked us to address key components regarding the chemical manufacturing and control components of the application. Those components included tracing of all reagents used in manufacturing, flow chart of manufacturing processes, and Certificate of Analysis. We are working to address each of the FDA’s comments.

InSilico Acquisition

In July 2021, we completed our previously announced acquisition of InSilico pursuant to the Purchase Agreement with InSilico and Dr. Michael Ryan (“the Seller”). InSilico, based in Fairfax, VA, is a world class bioinformatics and AI services company.

Pursuant to the terms of the Purchase Agreement, the Company acquired 100% of the membership interest of InSilico by delivering 50,189 shares to the Seller, and granting 33,177 restricted stock units (“RSUs”) to the employees of InSilico under the Company’s 2021 Omnibus Equity Incentive Plan. At the closing of the acquisition, InSilico became a wholly-owned subsidiary of the Company.

Upon closing the acquisition, we recognized a Goodwill asset of $430,000. However, on December 31, 2021 we assessed events and circumstances under Accounting Standards Codification (“ASC “) 350, which caused us to incur an impairment expense for the full $430,000 on our Goodwill. The impairment was primarily related to reduced stock prices as of December 31, 2021, which resulted in the carrying value of our equity exceeding the market value of our equity. After analyzing this quantitative circumstance along with other qualitative considerations, we determined the expense incurred above was reasonable.

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

On February 2, 2022, following the conclusion of the Internal Review, the Special Committee reported the results of its Internal Review to the Board. The Board approved certain actions to address the fact that we had received communications from the FDA on June 16 and June 17, 2021 that the FDA was placing our IND applications that we submitted to the FDA on May 14 and May 17, 2021 for the ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidates, respectively, on clinical hold (the “June 16 and 17, 2021 FDA Communications”). On July 13, 2021, we received the FDA’s formal clinical hold letters, which asked us to address key components regarding the chemical, manufacturing, and control components of the IND applications. On July 16, 2021, we issued a press release disclosing that it had received comments from the FDA on our two INDs, but did not use the term “clinical hold.” On August 13, 2021, we issued a press release announcing that these INDs were placed on clinical hold. We did not disclose the June 16 and 17, 2021 FDA Communications in (i) our Registration Statement on Form S-1 (Registration No. 333-257427) that was filed on June 25, 2021 and declared effective on June 29, 2021, nor the final prospectus contained therein dated June 29, 2021 (collectively, the “Registration Statement”); or (ii) our Form 10-Q for the fiscal quarter ended June 30, 2021 that was filed with the SEC on August 13, 2021. We consummated a public offering of $40 million of our common stock pursuant to the Registration Statement on July 2, 2021.

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

Remediation Actions resulting from the Internal Review

1.	The Board approved the inclusion of certain Risk Factors for inclusion in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 and in this report. See Item 1A. Risk Factors for more information.

2.	On January 10, 2022, the Board approved the formation of a Disclosure Committee comprised of certain members of the management including (i) its Chief Executive Officer; (ii) the executive in charge of overseeing submissions of any nature to the FDA; (iii) its Chief Financial Officer; (iv) its General Counsel, if any; (v) its Controller, if any; (vi) any other finance executive overseeing financial disclosures; (vii) the executive in charge of investor relations, if any; and (viii) such other employees as the Chief Financial Officer, who serves as chairman of the Disclosure Committee, may invite from time to time. The Disclosure Committee shall be responsible for preparing and reviewing all corporate disclosures made by us to our security holders, the SEC and/or the broader investment community to ensure that such disclosures (i) shall be accurate and complete; (ii) shall fairly present, in all material respects, our financial condition, results of operations and cash flows; and (iii) shall be made on a timely basis in accordance with all applicable requirements of (A) the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder, (B) the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (C) the Nasdaq Stock Market or such other stock exchange on which the our securities may be traded and (D) any other applicable laws or legal requirements. The Board adopted and approved the Disclosure Committee Charter.
3.	The Board terminated Maurizio Chiriva-Internati as Chief Executive Officer for cause on January 27, 2022, after the Special Committee’s Internal Review found evidence of conduct that the Board believed was inconsistent with the Company’s policies. Under the terms of the Executive Employment Agreement between Dr. Chiriva and the Company effective as of July 1, 2020, as amended October 21, 2021, as the result of the termination of his employment, Dr. Chiriva also is deemed to have resigned as a member of the Board effective as of January 27, 2022.
4.	The Board named Pietro Bersani as Interim Chief Executive Officer, effective as of January 27, 2022. A search for a permanent Chief Executive Officer will be commenced with the assistance of an executive recruiter. Mr. Bersani has resigned from all Committees of the Board.
5.	The Board named independent Director Michael Nagel as Chairperson of the Board, effective as of January 27, 2022.
6.	The Board approved the appointment of Frank Tirelli as a member of the Board to fill a vacancy, effective as of January 28, 2022. The Board has determined that Mr. Tirelli is “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). Mr. Tirelli has been named Chairperson of the Audit Committee effective January 28, 2022. He was also nominated and appointed as a member of the Nominating and Corporate Governance Committee effective March 1, 2022. Mr. Tirelli was nominated by our Nominating and Corporate Governance Committee of the Board after a thorough review of all his background, relevant experience, and professional and personal reputations.
7.	On February 10, 2022, we and Dr. Scott Dahlbeck (“Dr. Dahlbeck”) entered into a Modification to Employment Agreement dated as of February 9, 2022 (the “Dahlbeck Agreement”). The Dahlbeck Agreement amends and supersedes certain terms of the Employment Agreement dated as of January 1, 2020, between the Company and Dr. Dahlbeck. Pursuant to the Dahlbeck Agreement, effective as of February 9, 2022, Dr. Dahlbeck’s title was changed to Chief of Staff, and he ceased to be the Company’s Chief Medical Officer and Head of Clinical.
8.	On February 10, 2022, we and Mr. Gianluca Rotino (“Mr. Rotino”) entered into a Transition and Consulting Agreement dated as of February 9, 2022 (the “Rotino Agreement”). Pursuant to the terms of the Rotino Agreement, effective as of February 9, 2022, Mr. Rotino’s employment as our Chief Strategy and Innovation Officer terminated and the Company retained Mr. Rotino to provide consulting services to the Company for a period of nine months (or until November 9, 2022). Notwithstanding the foregoing, the Rotino Agreement may be terminated by either us or Mr. Rotino upon 30 days’ prior written notice, except no such prior notice shall be required in the event the Company terminates the Rotino Agreement for cause.

Under the terms of the Executive Employment Agreement between Mr. Rotino and the Company effective as of July 1, 2020, as amended on October 21, 2020, as the result of the termination of Mr. Rotino’s employment, Mr. Rotino is deemed to have resigned as a member of the Board effective as of February 9, 2022.

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

Emerging Growth Company

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

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

We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates. These include the following:

·	salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions;
·	expenses incurred under agreements with third parties, including CROs and other third parties that conduct preclinical research and development activities and clinical trials on our behalf;
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

·	uncertainties in clinical trial design and patient enrollment rates;
·	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;

·	significant and changing government regulation and regulatory guidance;
·	the timing and receipt of any marketing approvals;
·	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
·	our ability to effectively address the deficiencies elucidated in the FDA’s clinical hold letters for our IND applications related to key chemical manufacturing and control components.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, business development, operations and administrative functions. General and administrative expenses also include legal fees, including legal fees relating to intellectual property, litigation, and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs that are not specifically attributable to research activities.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth key components of our results of operations for the year ended December 31, 2021 and 2020.

	Year Ended
	December 31,		Increase (Decrease)
	2021	2020	$	%
Operating expenses:
Research and development	$11,367,800	$5,052,900	$6,314,900	124.98%
General and administrative	13,937,900	14,144,000	(206,100)	(1.46)%
Impairment expense	430,000	—	430,000	100.00%
Total operating expenses	25,735,700	19,196,900	6,538,800	34.06%
Loss from operations	(25,735,700)	(19,196,900)	6,538,800	34.06%
Other income (expense)
Gain on loan extinguishment	105,800	—	105,800	100.00%
Other income	53,400	—	53,400	100.00%
Interest expense	(12,200)	(3,300)	(8,900)	269.70%
Total other income (expense)	147,000	(3,300)	150,300	4,554.55%
Net loss	$(25,588,700)	$(19,200,200)	$6,388,500	33.27%

Research and development expenses. Our research and development expenses increased by $6,314,900, or 124.98%, to $11,367,800 for the year ended December 31, 2021 from $5,052,900 for the year ended December 31, 2020. The following table summarizes our research and development expenses by product candidate or development program:

	Year Ended
	December 31,		Increase (Decrease)
	2021	2020	$	%
Direct research and development expenses by product candidate:
ALEXIS-PRO-1	$63,400	$89,900	$(26,500)	(29.48)%
ALEXIS-ISO-1	1,754,700	331,600	1,423,100	429.16%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	4,424,200	2,821,700	1,602,500	56.79%
Laboratory supplies and services	1,107,800	385,500	722,300	187.37%
Outsourced research and development	2,547,000	800,400	1,746,600	218.22%
Laboratory equipment and maintenance	128,500	57,500	71,000	123.48%
Facility-related costs	940,400	344,700	595,700	172.82%
Intellectual Property	380,900	217,800	163,100	74.89%
Other research and development costs	20,900	3,800	17,100	450.00%
Total research and development expenses	$11,367,800	$5,052,900	$6,314,900	124.98%

As illustrated above, the increase in research and development expenses resulted from (i) a $1,423,100 increase in ALEXIS-ISO-1 direct research and development costs which primarily included a $1,199,500 increase in disposables and consumables, a $44,600 increase in outsourced research and development fees, and a $74,700 increase in supplies, all of which attributed to GDT manufacturing and in-vitro and in-vivo experimentation (ii) a $1,602,500 increase in employee related costs, which primarily included a $2,118,900 increase in wages, benefits and payroll taxes offset by a $574,000 decrease in stock compensation expenses attributable to research and development employees; (iii) a $722,300 increase in laboratory supplies in services, which primarily included a $558,700 increase in spending on disposables and consumables for in-vitro testing and validation of pipeline candidates, with the remaining balance driven by supplies spending; (iv) a $595,700 increase in facility-related costs, primarily driven by a $103,100 increase in allocated rent net of granting agency reimbursements, and a $260,100 increase in allocated depreciation expenses with the remaining amount attributed to repairs, maintenance, and utilities; (v) a $163,100 increase in intellectual property expenses, which was driven by legal expenses and intellectual property filings for new patents; (vi) a $71,000 increase in laboratory equipment and maintenance, which mainly consisted of increased spending on supplies, disposables, and consumables for experimentation, testing, validation of our other key value drivers; and (vii) a $1,746,600 increase in outsourced research and development costs driven by a $2,052,200 increase in research studies and other consulting fees offset by decreased stock based compensation expenses attributed to non-employees.

These cost increases were primarily incurred to support ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidate manufacturing, regulatory and chemical manufacturing and control consulting fees, as well as experimentation and validation of our product candidates.

1.

Augmented our research and development team: in the year ended December 31, 2021 and 2020, our average headcount increased to 27.5 employees from nine employees allocable to research and development and clinical trials preparation.

2.

ALEXIS-ISO-1 manufacturing and experimentation: $1,423,100 increase in spending during the year ended December 31, 2021, from manufacturing expanded GDTs in the GMP facilities. In addition, in-vivo experimentation costs in the recently completed vivarium facilities contributed to the increase.

3.

Increased regulatory consulting costs: in the year ended December 31, 2021 we incurred an increase of $1,746,600 in regulatory and chemical manufacturing and control consulting fees as we were working to address the FDA’s comments regarding our IND applications filed during May 2021.

General and administrative expenses.    Our general and administrative expenses decreased by $206,100, or 1.46%, to $13,937,900 for the year ended December 31, 2021 from $14,144,000 for the year ended December 31, 2020.

During the year ended December 31, 2021, a decrease in stock compensation expenses of $8,617,800, was offset by an increase in professional services of $5,992,100, an increase in personnel and recruiting expenses totaling $1,552,700, and an increase in insurance expense of $476,200.

The decrease in stock compensation expense was driven by the June 2020 common stock issuances of 722,000 shares to our Chief Financial Officer, and Chief Strategy and Innovation Officer which resulted in $9,386,000 of non-recurring stock compensation expenses. The remaining offsetting balance is mainly driven by increased stock compensation expense during the year ended December 31, 2021 from stock grant modifications.

The increase in professional services were impacted primarily by increased legal fees of $4,034,500, increase in corporate finance and development fees of $312,400, and remaining increase driven by professional audit fees. Between October 1, 2021 and February 28, 2022, we incurred $3,542,000 in legal fees and other professional services directly attributed to the Internal Review and related matters. During that same period, we incurred $680,700 in accounting professional fees directly related to the Internal Review. These elevated legal, accounting, and other related professional services expenses are continuing through the date of this report, and are expected continue thereafter.

Personnel and recruiting expenses were impacted by increases to average headcount, and employee salary rates. During the twelve months December 31, 2021 and 2020, the average headcount for employees allocated to general and administrative purposes increased to 11.5 employees from 4.5 employees, respectively. This resulted in increases in salaries, wages, payroll taxes, and benefits totaling $1,297,800. The remaining difference was driven by recruiting expenses for all head count increases across the organization.

Impairment expense.    Impairment expense was $430,000 and $0 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we assessed events and circumstances under ASC 350, which caused us to incur an impairment expense on our Goodwill. The impairment was primarily related to a reduced stock price as of December 31, 2021, which resulted in the carrying value of our equity exceeding the market value of our equity. After analyzing this quantitative circumstance along with other qualitative considerations, we determined to incur impairment expense for the entire balance of our Goodwill.

Gain on loan extinguishment.     Gain on loan extinguishment was $105,800 and $0 for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2020, we applied for forgiveness of the SBA Loan in accordance with the terms of the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”). On February 16, 2021 the SBA granted forgiveness of the SBA Loan and all applicable interest. On the date of forgiveness, the principal and accrued interest totaled $105,800.

Other income.     Other income was $53,400 and $0 for the years ended December 31, 2021 and 2020, respectively. The increase is entirely driven by service billings from our bioinformatics employees to large academic institutions. The bioinformatics employees joined us in July 2021 as part of the InSilico acquisition. The contracts whereby these billings were generated is not considered part of our ordinary course of business.

Interest expense.     Interest expense was $12,200 and $3,300 for the year ended December 31, 2021 and 2020, respectively. The increase is entirely driven by cash paid for interest attributed to the financing arrangement for our Director and Officer Insurance policy. In November 2020, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $540,500 with an annual interest rate of 4.59%, to be paid over a period of nine months. As of December 31, 2021, this financing arrangement was paid in its entirety.

In November 2021, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $665,900 with an annual interest rate of 4.59%, to be paid over a period of ten months. As of December 31, 2021, the remaining payable balance on the financed amount was $454,500.

Net loss.    As a result of the cumulative effect of the factors described above, our net loss increased to $25,588,700 during the year ended December 31, 2021 compared to $19,200,200 during the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $25,353,900. As of December 31, 2020, we had cash and cash equivalents of $10,150,500. As of February 28, 2022, we had cash and cash equivalents of $18,081,000. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible promissory notes, preferred stock, and common stock from our IPO and follow-on offering.

Based on our forecasted expenditures related to our ongoing clinical trials and research and development efforts following the completion of our public offering on July 2, 2021, we determined that after taking into account our cash flow projections, we do not believe we will have sufficient cash on hand or available liquidity to meet our obligations through the twelve months from the date of issuance of the consolidated financial statements for the twelve months ended December 31, 2021. We have incurred significant operating losses since inception, and we expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase. These costs include conducting preclinical studies and clinical trials for our product candidates, contracting with CROs and building out internal capacity to have product candidates manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio and providing general and administrative support for our operations. As a result, substantial doubt exists regarding the going concern assumption on our consolidated financial statements. Therefore, these condition raises substantial doubt about our ability to continue as a going concern.

We have known material contractual obligations which will require cash to meet their requirements. These applicable obligations include our facility lease agreement, our employment contracts, and our financing arrangement for our Director and Officer Insurance Policy. We also plan to deploy cash for other research and development and general and administrative operating expenses. Our ability to continue meeting these contractual obligations will be reliant upon our ability to secure significant additional capital funding.

In 2022, we intend to seek significant additional capital funding to develop our platform, additional hiring of scientific professionals, hiring other general and administrative employees, and clinical trials. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. Further, we had ineffective disclosure controls and procedures as of December 31, 2021 and earlier periods, which could result in our potential exposure to litigation and could adversely affect our ability to raise capital in the future. Further, there are other factors which may make financing our operations more difficult, including pending and potential securities law claims, potential governmental investigation, continued elevated legal and accounting professional fees associated with the Internal Review, litigation and other matters, and other risk factors listed in Item 1A. of Part I of this Annual Report on Form 10-K. In consideration of our plans, substantial doubt is not alleviated.

Summary of Cash Flow

The following table sets forth a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(20,321,500)	$(6,126,600)
Net cash used in investing activities	(1,810,800)	(1,457,600)
Net cash provided by financing activities	37,335,700	15,805,600
Net increase in cash and cash equivalents	15,203,400	8,221,400
Cash and cash equivalents at beginning of the period	10,150,500	1,929,100
Cash and cash equivalents at end of the period	25,353,900	10,150,500

Cash flows from operating activities

Net cash used in operating activities was $20,321,500 for the year ended December 31, 2021, as compared to $6,126,600 for year ended December 31, 2020. In the year ended December 31, 2021, net loss of $25,588,700, and outflows from prepaid expenses and other current assets in the amount of $1,117,400 and gain on loan extinguishment of $105,800 were the cash drivers. These cash outflows were partly offset by stock compensation expenses from stock options and RSUs of $3,762,900, accounts payable of $1,411,000, depreciation of $469,800, and accrued expenses and other current liabilities of $406,900. Net cash used in operating activities increased by a total of $14,194,900 period-over-period. The main driver for the increase is the $9,482,000 decrease in stock compensation expenses, along with the $6,388,500 increase in net loss. The increase in cash used was partly offset by the increase in accounts payable of $1,418,700, increase in accrued expenses and other current liabilities of $294,000, increase in depreciation of $269,800, as well as increase in impairment loss of $430,000. We primarily used cash to augment our headcount, develop our ALEXIS-ISO-1, and ALEXIS-PRO-1 product candidate, and pay for legal fees and other professional services. See "Results of Operations" above for further details.

Cash flows from investing activities

Net cash used in investing activities was $1,810,800 for the year ended December 31, 2021, as compared to $1,457,600 for the year ended December 31, 2020. Our net cash used in investing activities consisted of purchases of property and equipment, as well as $84,000 cash received from acquisition of InSilico. This increase was primarily driven by increased outflow used for leasehold improvements related to GMP 1.

Cash flows from financing activities

Net cash provided by financing activities was $37,335,700 during the year ended December 31, 2021 as compared to $15,805,600 for the year ended December 31, 2020

During the year ended December 31, 2021, net cash provided by financing activities primarily consisted of the public offering which closed on July 2, 2021. This public offering sold 8,000,000 shares of common stock with net proceeds of $37,118,100.

For the year ended December 31, 2020, the net cash provided by financing activities primarily consisted of net proceeds from the IPO of $12,332,700 and proceeds from preferred stock issuance in the amount of $3,000,000. In addition, there were proceeds from a note payable of $362,400 net of repayments, and loan payable of $105,600, net of repayments.

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

We account for financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2021 and 2020.

Stock-Based Compensation—We record stock compensation expense related to our 2017 Equity Incentive Plan and the Omnibus 2021 Equity Incentive Plan in accordance with ASC 718, Compensation—Stock Compensation. We measure and recognize stock compensation expense for all stock-based awards, including stock options and RSUs.

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

We estimate the grant-date fair value of stock options using the Black-Scholes option-valuation model. During the years ended December 31, 2021 and 2020, all equity grants under the 2017 Equity Incentive Plan were granted when we were a non-public company. The assumptions used to value such stock options were determined as follows:

Expected Term.    The expected term represents the period that our stock options are expected to be outstanding. Equity grants during the years ended December 31, 2021 and 2020 had limitations on the sale or transfer of our common stock as a privately held company. Prior to becoming publicly traded, we did not believe our historical exercise pattern was indicative of future exercise patterns. We have consequently used the Staff Accounting Bulletin (“SAB”) No. 110, simplified method to calculate the expected term, which is the average of the contractual term and vesting period. We do not plan to continue to use the SAB 110 simplified method after we have sufficient trading history as a publicly traded company.

Risk-Free Interest Rate.    We base the risk-free interest rate used in the Black-Scholes option-valuation model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to that of the expected term of the stock options for each stock option group.

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

Common Stock Valuations. During the years ended December 31, 2021 and 2020, the fair value of the common stock underlying our stock-based compensation grants was determined by our Board, with input from management and third-party valuations. We believe that the Board had the relevant experience and expertise to determine the fair value of our common stock. Given the absence of a public trading market of our common stock, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately- Held Company Equity Securities Issued as Compensation, the Board exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:

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

For each valuation, the equity value determined by the income and market approaches was then allocated to the common stock using either the option pricing method (“OPM”), or probability-weighted expected return model (“PWERM”).

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

PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include an IPO, as well as non-IPO market-based outcomes. Determining the fair value of the enterprise using the PWERM requires us to develop assumptions and estimates for both the probability of an IPO liquidity event and stay private outcomes, as well as the values we expect those outcomes could yield. Since in February 2018, we have valued our common stock based on a PWERM.

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

For valuations going forward, the Board will determine the fair value of each share of underlying common stock based on the closing price of the common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in assumptions or market conditions.

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

Risk-Free Interest Rate.    We base the risk-free interest rate used in the Black-Scholes option-valuation model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to that of the expected term of the warrants.

Volatility.    We determine the price volatility based on the historical volatilities of industry peers as we had one day of trading history as of the IPO date. We intend to continue to consistently apply this process using the same or a similar peer group of public companies, until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available, or unless circumstances change such that the identified peer companies are no longer similar, in which case other suitable peer companies whose common stock prices are publicly available would be utilized in the calculation.

Dividend Yield.    The expected dividend assumption is based on our current expectations about our anticipated dividend policy. To date, we have not declared any dividends and, therefore, we used an expected dividend yield of zero.

Common Stock Valuations.    The fair value of our common stock when the IPO warrants were issued is equal to the IPO common stock issuance price of $12.00 per share. The fair value of our common stock when the July 2, 2021 warrants were issued is equal to the offering price of $5.00 per share.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11 to amend certain aspects of Topic 842. These amendments provide entities with an additional (and optional) transition method to adopt Topic 842. Under this transition method, an entity initially applies the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings (or other components of equity or net assets, as appropriate) in the period of adoption. On April 8, 2020, the FASB changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2022. Though the Company is currently evaluating the potential impact of this standard on its financial position, results of operations, and cash flows, the Company expects that adopting the new standard will result in recording a material lease liability and right-of-use asset associated with the Company’s facility lease agreement and subsequent amendments thereto.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (“Topic 326”). The amendments in ASU 2016-13 affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. On April 8, 2020, the FASB has changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2023. The Company is currently evaluating the potential impact of this standard on its financial position, results of operations, and cash flows.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (“Topic 350”), which simplifies the test for goodwill impairment. The FASB determined this update was needed because of concern expressed by private companies and their stakeholders about the cost and complexity of the goodwill impairment test. The FASB simplified how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test in this update. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.

In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.

Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update was effective for public entities for any annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Accordingly, the Company has adopted this guidance as of December 31, 2021.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation of our disclosure controls and procedures, our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of December 31, 2021 because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”).

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S., and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision, and with the participation, of our current management, including our Interim Chief Executive Officer and Interim Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have conducted an evaluation of the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d – 15(f) of the Exchange Act and based on the COSO framework. Based on this evaluation, our management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021 because of the items described in the “Material Weaknesses” section below.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.

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

Remediation Activities

We believe that we are addressing the material weaknesses identified in connection with the audit of our financial statements for the year ended December 31, 2020 through measures including:

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

Our management concluded that these material weaknesses still existed as of December 31, 2021. In order to consider these material weaknesses to be fully remediated, we believe additional time is needed to demonstrate effectiveness of the remediation.

As a remedial measure to address the Company’s material weakness in internal control over financial reporting identified as a result of the Internal Review, on January 10, 2022, the Board approved the formation of a Disclosure Committee comprised of certain members of the Company’s management including (i) its Chief Executive Officer; (ii)  the executive in charge of overseeing submissions of any nature to the FDA; (iii) its Chief Financial Officer; (iv) its General Counsel, if any; (v) its Controller; (vi) any other finance executive overseeing financial disclosures; (vii) the executive in charge of investor relations, if any; and (viii) such other employees as the Chief Financial Officer, who serves as chairman of the Disclosure Committee, may invite from time to time.  The Disclosure Committee shall be responsible for preparing and reviewing all corporate disclosures made by the Company to its security holders, the SEC and/or the broader investment community to ensure that such disclosures (i) shall be accurate and complete; (ii) shall fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows; and (iii) shall be made on a timely basis in accordance with all applicable requirements of (A) the Exchange Act and the rules and regulations promulgated thereunder, (B) the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (C) the Nasdaq Stock Market or such other stock exchange on which the Company’s securities may be traded and (D) any other applicable laws or legal requirements.

Our management believes that this material weakness was not remediated as of December 31, 2021 because the formation of the Disclosure Committee did not occur until January 10, 2022.

Changes in Internal Control over Financial Reporting

We note that the signing officers included on the certifications in Exhibit 31.1, 31.2, 32.1, and 32.2 have changed as of the report date. The Company’s Chief Financial Officer resigned and has been replaced by the Company’s Interim Chief Financial Officer. The Company’s Chief Executive Officer was terminated with cause and has been replaced by the Company’s Interim Chief Executive Officer.

Except as disclosed above, there have been no other changes in our internal control over financial reporting for the quarter ended December 31, 2021.

ITEM 9B. OTHER INFORMATION.

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

After receiving the Complaints, the Audit Committee recommended that the Board form, and the Board did in turn form, a Special Committee comprised of three independent directors (Messrs. Americo Cicchetti, Michael Nagel, and Jerry Schneider (until his resignation from the Board on December 3, 2021 due to personal reasons)) (the “Special Committee”) to perform the Internal Review. The Special Committee retained Sidley Austin LLP as independent counsel to assist it in conducting the Internal Review, and Sidley Austin in turn engaged AlixPartners LLP to assist with the Internal Review.

On February 2, 2022, following the conclusion of the Internal Review, the Special Committee reported the results of its Internal Review to the Board.  The Board approved certain actions to address the fact that we had received communications from the FDA on June 16 and June 17, 2021 that the FDA was placing our IND applications that we submitted to the FDA on May 14 and May 17, 2021 for the ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidates, respectively, on clinical hold (the “June 16 and 17, 2021 FDA Communications”).  On July 13, 2021, we received the FDA’s formal clinical hold letters, which asked us to address key components regarding the chemical, manufacturing, and control components of the IND applications.  On July 16, 2021, we issued a press release disclosing that it had received comments from the FDA on our two INDs but did not use the term “clinical hold.”  On August 13, 2021, we issued a press release announcing that these INDs were placed on clinical hold. We did not disclose the June 16 and 17, 2021 FDA Communications in (i) our Registration Statement on Form S-1 (Registration No. 333-257427) that was filed on June 25, 2021 and declared effective on June 29, 2021, nor the final prospectus contained therein dated June 29, 2021 (collectively, the “Registration Statement”); or (ii) our Form 10-Q for the fiscal quarter ended June 30, 2021 that was filed with the SEC on August 13, 2021.  We consummated a public offering of $40 million of our common stock pursuant to the Registration Statement on July 2, 2021.

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

Remediation Actions resulting from the Internal Review

1.	The Board approved the inclusion of certain Risk Factors for inclusion in our Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2021 and in this report. See Item 1A. Risk Factors for more information.
2.	On January 10, 2022, the Board approved the formation of a Disclosure Committee comprised of certain members of the management including (i) its Chief Executive Officer; (ii) the executive in charge of overseeing submissions of any nature to the FDA; (iii) its Chief Financial Officer; (iv) its General Counsel, if

any; (v) its Controller; (vi) any other finance executive overseeing financial disclosures; (vii) the executive in charge of investor relations, if any; and (viii) such other employees as the Chief Financial Officer, who serves as chairman of the Disclosure Committee, may invite from time to time. The Disclosure Committee shall be responsible for preparing and reviewing all corporate disclosures made by us to our security holders, the SEC and/or the broader investment community to ensure that such disclosures (i) shall be accurate and complete; (ii) shall fairly present, in all material respects, our financial condition, results of operations and cash flows; and (iii) shall be made on a timely basis in accordance with all applicable requirements of (A) the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder, (B) the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (C) the Nasdaq Stock Market or such other stock exchange on which the our securities may be traded and (D) any other applicable laws or legal requirements. The Board adopted and approved a Disclosure Committee Charter.

3.	The Board terminated Maurizio Chiriva-Internati as Chief Executive Officer for cause on January 27, 2022, after the Special Committee’s Internal Review found evidence of conduct that the Board believed was inconsistent with the Company’s policies. Under the terms of the Executive Employment Agreement between Dr. Chiriva and the Company effective as of July 1, 2020, as amended October 21, 2021, as the result of the termination of his employment, Dr. Chiriva also is deemed to have resigned as a Director on the Board effective as of January 27, 2022.

4.	The Board named Pietro Bersani as Interim Chief Executive Officer, effective as of January 27, 2022. A search for a permanent Chief Executive Officer will be commenced with the assistance of an executive recruiter. Mr. Bersani has resigned from all Committees of the Board.

5.	The Board named independent Director Michael Nagel as Chairperson of the Board, effective as of January 27, 2022.

6.	The Board approved the appointment of Frank Tirelli as a member of the Board to fill a vacancy, effective as of January 28, 2022. The Board has determined that Mr. Tirelli is “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). Mr. Tirelli has been named Chairperson of the Audit Committee effective January 28, 2022. He was also nominated and appointed as a member of the Nominating and Corporate Governance Committee effective March 1, 2022. Mr. Tirelli was nominated by our Nominating and Corporate Governance Committee of the Board after a thorough review of all his background, relevant experience, and professional and personal reputations.

7.	On February 10, 2022, we and Dr. Scott Dahlbeck (“Dr. Dahlbeck”) entered into a Modification to Employment Agreement dated as of February 9, 2022 (the “Dahlbeck Agreement”). The Dahlbeck Agreement amends and supersedes certain terms of the Employment Agreement dated as of January 1, 2020, between the Company and Dr. Dahlbeck. Pursuant to the Dahlbeck Agreement, effective as of February 9, 2022, Dr. Dahlbeck’s title was changed to Chief of Staff, and he ceased to be the Company’s Chief Medical Officer and Head of Clinical.

8.	On February 10, 2022, we and Mr. Gianluca Rotino (“Mr. Rotino”) entered into a Transition and Consulting Agreement dated as of February 9, 2022 (the “Rotino Agreement”). Pursuant to the terms of the Rotino Agreement, effective as of February 9, 2022, Mr. Rotino’s employment as our Chief Strategy and Innovation Officer terminated and the Company retained Mr. Rotino to provide consulting services to the Company for a period of nine months (or until November 9, 2022). Notwithstanding the foregoing, the Rotino Agreement may be terminated by either us or Mr. Rotino upon 30 days’ prior written notice, except no such prior notice shall be required in the event the Company terminates the Rotino Agreement for cause.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2022 (the “2022 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits:

See item 15(b) below.

(b)	Exhibits.

The exhibits listed in the accompanying “Exhibit Index” are filed, furnished or incorporated by reference as part of this Annual Report, as indicated.

ITEM 16. FORM 10-K SUMMARY

None.

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
10.10#

Joint venture agreement, dated 4.06.2020, between Molipharma S.R.L. and Kiromic BioPharma, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed on October 6, 2020)

10.11†

Form of Director Services Agreement between Kiromic BioPharma, Inc. and all independent directors (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed on October 6, 2020)

10.12†

Amended and Restated License Agreement by and between the Company and Longwood University, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2021)

10.13

Strategic Alliance Agreement by and between the Company and Leon Office (H.K.) Ltd, effective as of January 28, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 12, 2021)

10.14

Executive Employment Agreement by and between the Company and Dr. Michael Ryan, effective as of July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 8, 2021)

10.15

Separation Agreement by and between Kiromic Biopharma, Inc. and Ignacio Nunez, effective as of December 8, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2021)

10.16

Executive Employment Agreement by and between the Company and Pietro Bersani, effective as of January 27, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2022)

10.17

Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement by and between the Company and Pietro Bersani effective as of January 27, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 2, 2022)

10.18

Indemnification Agreement by and between the Company and Pietro Bersani effective as of January 27, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 2, 2022)

10.19

Transition and Consulting Agreement effective as of February 9, 2022, by and between Kiromic BioPharma, Inc. and Gianluca Rotino (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2022)

10.20

Modification to Employment Agreement effective as of February 9, 2022, by and between Kiromic BioPharma, Inc. and Scott Dahlbeck (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2022)

10.21

Executive Employment Agreement effective as of February 14, 2022, by and between Kiromic BioPharma, Inc. and Daniel Clark (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 16, 2022)

10.22

Confidential Information, Inventions, Non-Solicitation, and Non-Competition Agreement effective as of February 14, 2022, between Kiromic BioPharma, Inc. and Daniel Clark (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 16, 2022)

10.23

Indemnification Agreement effective as of February 14, 2022, by and between Kiromic BioPharma, Inc. and Daniel Clark (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 16, 2022)

21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Disclosure Committee Charter (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on February 2, 2022)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within Exhibit 101

_

*Filed herewith

† Executive Compensation Plan or Agreement

# Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
Date: April 8, 2022	KIROMIC BIOPHARMA, INC.
	By:	/s/ Pietro Bersani .
Name: Pietro Bersani
Title: Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pietro Bersani and Daniel Clark, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place, or stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pietro Bersani Pietro Bersani	Interim Chief Executive Officer (Principal Executive Officer)	April 8, 2022

/s/ Daniel Clark Daniel Clark	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2022

/s/ Americo Cicchetti Americo Cicchetti	Director	April 8, 2022

/s/ Michael Nagel Michael Nagel	Director	April 8, 2022

/s/ Karen Reeves Karen Reeves	Director	April 8, 2022

/s/ Frank Tirelli Frank Tirelli	Director	April 8, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Kiromic BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kiromic BioPharma, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Houston, Texas

April 8, 2022

We have served as the Company's auditor since 2016.

KIROMIC BIOPHARMA, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$25,353,900	$10,150,500
Accounts receivable	16,200	—
Prepaid expenses and other current assets	1,699,400	588,800
Total current assets	27,069,500	10,739,300
Property and equipment, net	3,629,000	2,066,000
Other assets	31,100	24,400
Total Assets	$30,729,600	$12,829,700

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$2,214,300	$665,200
Accrued expenses and other current liabilities	741,000	334,200
Interest payable	—	200
Loan payable	—	105,600
Note payable	454,500	362,400
Total current liabilities	3,409,800	1,467,600

Total Liabilities	3,409,800	1,467,600

Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.001 par value: 300,000,000 shares authorized as of December 31, 2021 and 2020; 15,488,516 shares and 7,332,999 shares issued and outstanding as of December 31, 2021 and 2020, respectively	9,300	1,200
Additional paid-in capital	94,527,000	52,988,700
Accumulated deficit	(67,216,500)	(41,627,800)
Total Stockholders’ Equity	27,319,800	11,362,100

Total Liabilities and Stockholders’ Equity	$30,729,600	$12,829,700

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2021	2020
Operating expenses:
Research and development	$11,367,800	$5,052,900
General and administrative	13,937,900	14,144,000
Impairment expense	430,000	—
Total operating expenses	25,735,700	19,196,900
Loss from operations	(25,735,700)	(19,196,900)
Other income (expense)
Gain on loan extinguishment	105,800	—
Other income	53,400	—
Interest expense	(12,200)	(3,300)
Total other income (expense)	147,000	(3,300)
Net loss	$(25,588,700)	$(19,200,200)
Net loss per share, basic and diluted	$(2.26)	$(4.42)
Weighted average common shares outstanding, basic and diluted	11,417,083	4,505,867

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Consolidated Statements of Stockholders’ Equity

	Series A-1 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-
	Number of		Number of		Number of		In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2020	21,822,301	$9,134,700	9,869,659	$1,306,900	2,863,812	$—	$13,965,000	$(22,427,600)	$1,979,000
Issuance of Series B Preferred Stock	—	—	6,521,738	331,700	—	—	—	—	331,700
Series B Preferred Stock discount amortization	—	—	—	692,700	—	—	(692,700)	—	—
Warrants underlying Series B Preferred Stock issuance	—	—	—	—	—	—	2,668,300	—	2,668,300
Exercise of warrants	—	—	—	—	1,399,921	—	4,900	—	4,900
Common stock issuance net of issuance costs and discount amortization	—	—	—	—	1,250,000	1,200	11,974,200	—	11,975,400
Warrants underlying common stock discount amortization	—	—	—	—	—	—	(19,700)	—	(19,700)
Warrants underlying common stock issuance	—	—	—	—	—	—	377,000	—	377,000
Series A-1 Preferred stock conversion to common stock and fractional shares adjustments from stock split and conversion	(21,822,301)	(9,134,700)	—	—	624,594	—	9,134,700	—	—
Series B Preferred Stock conversion to common stock and fractional shares adjustments from stock split and conversion	—	—	(16,391,397)	(2,331,300)	469,136	—	2,331,300	—	—
Common stock issuance to employees and non-employees	—	—	—	—	725,536	—	9,432,000	—	9,432,000
Stock compensation expense	—	—	—	—	—	—	3,813,700	—	3,813,700
Net loss	—	—	—	—	—	—		(19,200,200)	(19,200,200)
Balance at December 31, 2020	—	$—	—	$—	7,332,999	$1,200	$52,988,700	$(41,627,800)	$11,362,100
Common stock issuance net of issuance costs and discount amortization	—	—	—	—	8,000,000	8,000	36,280,900	—	36,288,900
Warrants underlying common stock issuances discount amortization	—	—	—	—	—	—	829,200	—	829,200
Exercised stock options	—	—	—	—	18,891	100	125,300	—	125,400
Released restricted stock units	—	—	—	—	53,260	—	—	—	—
Common shares issued for InSilico Solutions, LLC Membership Purchase Agreement	—	—	—	—	50,189	—	400,000	—	400,000
Restricted stock units issued for InSilico Solutions, LLC Membership Purchase Agreement	—	—	—	—	33,177	—	140,000	—	140,000
Stock compensation expense	—	—	—	—	—	—	3,762,900	—	3,762,900
Net loss	—	—	—	—	—	—	—	(25,588,700)	(25,588,700)
Balance at December 31, 2021	—	$—	—	$—	15,488,516	$9,300	$94,527,000	$(67,216,500)	$27,319,800

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(25,588,700)	$(19,200,200)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	469,800	200,000
Stock compensation expense	3,762,900	13,245,700
Gain on loan extinguishment	(105,800)	—
Impairment expense	430,000	—
Non-cash interest	—	200
Inventory obsolescence impairment	—	22,200
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	9,800	—
Prepaid expenses and other current assets	(1,117,400)	(499,700)
Accounts payable	1,411,100	(7,700)
Accrued expenses and other current liabilities	406,800	112,900
Net cash used for operating activities	(20,321,500)	(6,126,600)
Cash flows from investing activities:
Purchases of property and equipment, net of effects from acquisition	(1,894,800)	(1,457,600)
Cash received from acquisition	84,000	—
Net cash used for investing activities	(1,810,800)	(1,457,600)
Cash flows from financing activities:
Proceeds from issuance of common stock	40,000,000	15,000,000
Issuance cost	(2,881,900)	(2,667,300)
Borrowings from note payable	665,900	540,500
Repayments of note payable	(573,700)	(178,100)
Exercise of stock options	125,400	—
Proceeds from warrant exercise	—	4,900
Proceeds from loan payable	—	115,600
Loan repayments	—	(10,000)
Proceeds from Series B Preferred Stock issuance	—	3,000,000
Net cash provided by financing activities	37,335,700	15,805,600
Net change in cash and cash equivalents	15,203,400	8,221,400
Cash and cash equivalents:
Beginning of year	10,150,500	1,929,100
End of period	$25,353,900	$10,150,500

Supplemental disclosures of non-cash investing and financing activities:
Accruals for property and equipment	$138,000	$220,500
Cash paid for interest on note payable	$12,200	$3,100
Common stock issuance for acquisition	$400,000	$—
Restricted stock units granted for acquisition	$140,000	$—
Acquisitions net of cash acquired	$456,000	$—

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Notes to Consolidated Financial Statements

1.	ORGANIZATION

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

The Company is an artificial intelligence-driven, end-to-end Chimeric Antigen Receptor T cell (“CAR-T cell”) and gene therapy company, developing the first multi-indication allogeneic CAR-T cell therapy, that exploits the natural potency of the Gamma Delta T cell (“GDT”) to target solid cancers. The Company maintains offices in Houston, Texas. The Company has not generated any revenues to date.

The Company is developing its brand of CAR-T cell product candidates known as ALEXIS. The two product candidates are called ALEXIS-ISO-1 and ALEXIS-PRO-1. ALEXIS-ISO-1 is an allogenic gamma delta CAR-T cell therapy product candidate targeting Isomesothelin (the isoform of Mesothelin). ALEXIS-PRO-1 is an allogeneic gamma delta chimeric T cell therapy product candidate targeting PD-L1. These are designed to treat cancer by capitalizing on the immune system’s ability to destroy cancer cells. We filed two investigational new drug (“IND”) applications in May 2021 for ALEXIS-ISO-1 and ALEXIS-PRO-1. The Food and Drug Administration (“FDA”) has placed these applications under a clinical hold as of June 2021. The Company is currently working on addressing the FDA’s comments. The FDA asked the Company to address key components regarding the chemical manufacturing and control components of the applications. Those components included tracing of all reagents used in manufacturing, flow chart of manufacturing processes, and Certificate of Analysis. The Company is working to address each of the FDA’s comments.

Going Concern—These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $20,321,500 for the year ended December 31, 2021, and an accumulated deficit of $67,216,500 as of December 31, 2021. To date, the Company has relied on equity and debt financing to fund its operations. The Company’s product candidates are still in the early stages of development, and substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. The Company does not have sufficient cash on hand or available liquidity to meet its obligations through the twelve months following the date the consolidated financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

NIH Grant— In August 2018, the National Institute of Health ("the NIH"), the primary agency of the U.S. government responsible for biomedical and public health research, awarded a Phase I/II grant to the Company in the amount of

$2,235,000 for the development and non-clinical testing of a new anti-arteriosclerosis gene therapy delivered by engineered adeno-associated viral vectors. Phase I of the grant entitled the Company to reimbursement for certain salaries and wages, materials and supplies, facilities and administrative costs, and fixed fees. The Company did not complete Phase I by August 2019, but was granted an extension to complete Phase I by the NIH through August 2021. Starting after Phase 1 completion in 2021, Phase II of the grant covers reimbursements for certain salaries and wages, materials and supplies, facilities and administrative costs, and fixed fees of $1,384,000. The Company applied for another Phase I extension in August 2021, and the extension was not granted. The Company does not expect to be reimbursed for any of the amounts for Phase II.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany balances were eliminated upon consolidation. Operating results for the year ended December 31, 2021 are not necessarily indicative of results to be expected for any future year.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include determination of the fair value of common stock and related stock-based compensation, warrants to purchase common stock underlying shares of Series B Preferred Stock, fair value of purchase price allocations of intangible assets associated with acquisitions, and estimating services incurred by third-party service providers used to recognize research and development expense.

Cash and Cash Equivalents—As of December 31, 2021 and 2020 cash and cash equivalents consisted entirely of cash on hand and bank deposits. The Company considers all highly liquid instruments with remaining maturities at purchase of 90 days or less to be cash equivalents.

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

The Company records receivables resulting from activities under its research grant from an academic institution. Management believes that the Company is not exposed to significant credit risk due to the financial strength of the academic institution.

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

Internal Use Software Development Costs—The Company capitalizes certain costs incurred to develop internal use software. All costs incurred that relate to planning and post-implementation phases of development are expensed as incurred. Costs incurred in the development and implementation phases are capitalized and amortized over the estimated life of the software, generally five years. The Company capitalized software development costs of approximately $207,800 and $10,200 for the years ended December 31, 2021 and 2020, respectively.

Goodwill— In connection with the InSilico Solutions, LLC (“InSilico”) acquisition, the Company recognized goodwill for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of the business acquired. The Company will review goodwill for impairment annually on November 30, and whenever events or circumstances in interim periods indicate that it is more likely than not that an impairment may have occurred.

The Company assessed events and circumstances as of December 31, 2021 which was primarily driven by a reduced stock price as of December 31, 2021. The carrying value of the Company’s assets was in excess of the market value of equity as of December 31, 2021. After analyzing this quantitative circumstance along with other qualitative considerations, the Company’s management determined that an impairment of the entire value of the goodwill was appropriate. Accordingly, the Company incurred an impairment expense on the statement of operations totaling $430,000. Since the Company records a full valuation allowance to offset any deferred tax assets, the Company does not believe this impairment would result in any material tax impact.

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

The Company records uncertain tax positions in accordance with Accounting Standard Codification (“ASC”) 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. No such interest or penalties were recognized during the years ended December 31, 2021 and 2020.

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

Proceeds from Grants—During the years ended December 31, 2021 and 2020, the Company recognized $0 and $142,400, respectively, as reductions to research and development expense within the consolidated statements of operations pursuant to its grant from the NIH.

Fair Value Measurements—The carrying value of the Company’s cash and cash equivalents, accounts receivables from an academic institution, prepaid expenses and other assets, accounts payable, and accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

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

There were no changes in the fair value hierarchy levels during the years ended December 31, 2021 and 2020.

Nonvested Stock Options and Restricted Stock Units—Pursuant to the Company’s 2017 Stock Incentive Plan (the “2017 Plan”) and the Omnibus 2021 Equity Incentive Plan (the “2021 Plan”), the Company has the ability to issue a variety of share-based payments and incentives to board members, employees, and non-employees through grants of nonvested stock options and restricted stock units (“RSUs”).

The vesting conditions for stock options and RSUs include annual and monthly vesting. Annual vesting conditions are for four years. Monthly vesting conditions range from 10 to 48 months. When nonvested options are vested, they become exercisable over a 10-year period from grant date.

The vesting conditions for RSUs include cliff vesting conditions. Certain RSUs vest with a range of 6 to 12 months following the expiration of employee lock-up agreements. Certain RSUs vest based on the later of achievement of key milestones or the expiration of employee lock-up agreements. When nonvested RSUs are vested, they are released to the grantee within sixty days.

Stock-Based Compensation—The Company records stock compensation expense related to the 2017 Plan and the 2021 Plan in accordance with ASC 718, Compensation—Stock Compensation. The Company measures and recognizes stock compensation expense for all stock based awards, including stock options, based on estimated fair values recognized using cliff vesting or the straight line method over the requisite service period. The fair value of stock options is estimated on the grant date using the Black Scholes option valuation model (the “Black Scholes model”). The calculation of stock based compensation expense requires that the Company make assumptions and judgments about the variables used in the Black Scholes model, including the fair value of the Company’s common stock, expected term, expected volatility of the underlying common stock, and risk-free interest rate. Forfeitures are accounted for when they occur.

Until the Company’s common stock became publicly traded, the board of directors’ (the “Board”) approach to estimating the fair value of the Company’s common stock includes utilizing methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately- Held Company Equity Securities Issued as Compensation.

The Company estimates the grant date fair value of stock options using the Black Scholes model and the assumptions used to value such stock options are determined as follows:

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

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black Scholes model on the implied yield available on U.S. Treasury zero coupon issues with a term equivalent to that of the expected term of the stock options for each stock option group.

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

Common Stock Valuations. During the years ended December 31, 2021 and 2020, the closing price listed on the Nasdaq Capital Market for the Company’s common stock on the date of the grant was used as the common stock valuation. Prior to the Company’s initial public offering (“IPO”) on October 16, 2020, the Company’s board of directors, with input from management and third-party valuations, determined the fair value of the common stock underlying all stock-based compensation grants. The Company believes that the Board had the relevant experience and expertise to determine the fair value of the Company’s common stock before the Company’s common stock became publicly traded. The Board exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of the Company’s common stock at each grant date. These factors include:

●	valuations of the common stock performed by third-party specialists;
●	the prices, rights, preferences, and privileges of the Company’s Series A-1 Preferred Stock and Series B Preferred Stock relative to those of the Company’s common stock;

●	lack of marketability of the common stock;
●	current business conditions and projections;
●	hiring of key personnel and the experience of management;
●	the Company’s stage of development;
●	likelihood of achieving a liquidity event, such as an IPO, a merger or acquisition of the Company given prevailing market conditions, or other liquidation event;
●	the market performance of comparable publicly traded companies; and
●	the US and global capital market conditions.

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

PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high confidence level with a probability distribution. Discrete future outcomes considered under the PWERM include an IPO, as well as non-IPO market-based outcomes. Determining the fair value of the enterprise using the PWERM requires the Company to develop assumptions and estimates for both the probability of an IPO liquidity event and stay private outcomes, as well as the values the Company expects those outcomes could yield. From February 2018 to October 2020, the Company has valued its common stock based on a PWERM.

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

For valuations after the completion of an IPO, the fair value of each share granted by the Board will be equal to the closing price of the common stock on the date of grant.

Warrants Underlying Shares from common stock offerings—The Company records warrants to purchase shares of common stock underlying shares of common stock offerings in accordance with ASC 470, Debt with conversion and other options. The fair value of the warrants were estimated on the offering dates using the Black-Scholes option- valuation model. The calculation of warrants requires that we make assumptions and judgments about the variables used in the Black-Scholes option-valuation model, including the fair value of our common stock, expected term, expected volatility of the underlying common stock, risk-free interest rate, and exercise price.

The Company estimated the fair value of warrants underlying shares of offering common stock using the Black-Scholes option-valuation model and the assumptions used to value such warrants are determined as follows:

Expected Term. The expected term represents the period that warrants are expected to be outstanding. The expected term was calculated by taking the average of the vesting period and contract period.

Risk-Free Interest Rate. The Company based the risk-free interest rate used in the Black-Scholes option-valuation model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to that of the expected term of the warrants.

Volatility. The Company determined the price volatility based on the historical volatilities of industry peers as the Company had one day of trading history as of the IPO date. The Company intends to continue to consistently apply this process using the same or a similar peer group of public companies, until a sufficient amount of historical information regarding the volatility of the Company’s common stock price becomes available, or unless circumstances change such that the identified peer companies are no longer similar, in which case other suitable peer companies whose common stock prices are publicly available would be utilized in the calculation.

Dividend Yield. The expected dividend assumption is based on current expectations about anticipated dividend policy. To date, the Company has not declared any dividends and, therefore, it used an expected dividend yield of zero.

Common Stock Valuations. The fair value of common stock when the warrants were issued is equal to the IPO common stock issuance price of $12.00 per share, and July 2021 offering issuance price of $5.00 per share.

Exercise Price. The representative warrants’ exercise price to purchase common stock is $15.00 per share, and $6.25 per share for the IPO common stock issuance and July 2021 offering issuance, respectively.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize the following for all leases (with the exception of short term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11 to amend certain aspects of Topic 842. These amendments provide entities with an additional (and optional) transition method to adopt Topic 842. Under this transition method, an entity initially applies the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings (or other components of equity or net assets, as appropriate) in the period of adoption. On October 16, 2019, the FASB changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2022. Accordingly, Topic 842 is effective for the Company beginning in the first quarter of 2022. Modified retroactive transition approach will be required for operating leases existing at or entered into after the beginning of the earliest comparative period presented. Though the Company is currently evaluating the potential impact of this standard on its financial position, results of operations, and cash flows, the Company expects that adopting the new standard will result in recording a material lease liability and right-of-use asset associated with the Company’s facility lease agreement and subsequent amendments thereto.

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (“Topic 326”). The amendments in ASU 2016-13 affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. On April 8, 2020, the FASB has changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2023. The Company is currently evaluating the potential impact of this standard on its financial position, results of operations, and cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (“Topic 350”), which simplifies the test for goodwill impairment. The FASB determined this update was needed because of concern expressed by private companies and their stakeholders about the cost and complexity of the goodwill impairment test. The FASB simplified how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test in this update. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.

In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.

Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update was effective for public entities for any annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Accordingly, the Company has adopted this guidance as of December 31, 2021.

3.	NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is determined by dividing net loss less deemed dividends by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the stock options and RSUs, have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average common shares outstanding used to calculate both basic and diluted loss per common shares are the same. The following table illustrates the computation of basic and diluted loss per share:

	Year Ended
	December 31,
	2021	2020
Net loss	$(25,588,700)	$(19,200,200)
Less: Series B Preferred Stock discount amortization	—	(692,700)
Less: Initial Public Offering Common Stock discount amortization	(100,000)	(19,700)
Less: Public Offering Common Stock discount amortization	(122,000)	—
Net loss attributable to common shareholders, basic and diluted	$(25,810,700)	$(19,912,600)
Weighted average common shares outstanding, basic and diluted	11,417,083	4,505,867
Net loss per common share, basic and diluted	$(2.26)	$(4.42)

For the years ended December 31, 2021 and 2020, potentially dilutive securities excluded from the computations of diluted weighted-average common shares outstanding were (in shares):

	December 31,	December 31,
	2021	2020
Options to purchase	—	1,647
Restricted Stock Units	73,405	95,815
Total	73,405	97,462

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	December 31,	December 31,
	2021	2020
Equipment	$1,593,100	$780,500
Leasehold improvements	1,464,700	1,229,700
Office furniture, fixtures, and equipment	16,600	16,600
Software	359,500	151,700
Construction in progress	1,226,600	449,200
	4,660,500	2,627,700
Less: Accumulated depreciation	(1,031,500)	(561,700)
Total	$3,629,000	$2,066,000

Depreciation expense was $469,800 and $200,000 for the years ended December 31, 2021 and 2020, respectively. Depreciation expense is allocated between research and development and general and administrative operating expenses on the consolidated statements of operations.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	December 31,	December 31,
	2021	2020
Accrued consulting and outside services	$467,100	$143,200
Accrued compensation	273,900	191,000
Total	$741,000	$334,200

6.	LOAN PAYABLE

On May 1, 2020, the Company received a loan in the principal amount of $115,600 (the “SBA Loan”) under the Paycheck Protection Program (“PPP”), which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The intent and purpose of the PPP is to support companies, during the Coronavirus pandemic, by providing funds for certain specified business expenses, with a focus on payroll. As a qualifying business as defined by the SBA, the Company is using the proceeds from this loan to primarily help maintain its payroll. The term of the SBA Loan promissory note (“the Note”) is two years, though it may be payable sooner in connection with an event of default under the Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. The Company intends to use the SBA Loan for qualifying expenses and to applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. The SBA Loan was forgiven on February 16, 2021.

The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, materially false or misleading representations to the SBA, and adverse changes in the Company’s financial condition or business operations that may materially affect its ability to pay the SBA Loan.

As the legal form of the Note is a debt obligation, the Company accounts for it as debt under ASC 470, Debt, and recorded $105,600 as of December 31, 2020, in the consolidated balance sheet. During the year ended December 31, 2020, the Company received initial proceeds of $115,600 and made a repayment of $10,000 on the SBA Loan, bringing the balance to $105,600 as of December 31, 2020. The Company accrued interest over the term of the loan and did not impute additional interest at a market rate because the guidance on imputing interest in ASC 835-30, Interest, excludes transactions where interest rates are prescribed by a government agency.

During the year ended December 31, 2020, the Company applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. On February 16, 2021, the SBA granted forgiveness of the SBA Loan and all applicable interest. On the date of forgiveness, the principal and accrued interest totaled $105,800. The forgiveness was classified as a gain on loan extinguishment in the consolidated statement of operations.

7.	NOTE PAYABLE

In November 2020, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $540,500 with an annual interest rate of 4.59%, to be paid over a period of nine months. As of December 31, 2020, the remaining payable balance on the financed amount was $362,400. As of December 31, 2021, this financing arrangement was paid in its entirety.

In November 2021, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $665,900 with an annual interest rate of 4.59%, to be paid over a period of ten months. As of December 31, 2021, the remaining payable balance on the financed amount was $454,500.

8.ACQUISITIONS

InSilico

On July 26, 2021, the Company completed its previously announced acquisition of InSilico pursuant to the Membership Interest Purchase Agreement (the “Purchase Agreement”) with InSilico and Michael Ryan (the “Seller”).

Pursuant to the terms of the Purchase Agreement, the Company acquired 100% of the membership interest of InSilico by delivering 50,189 shares to the Seller, and granting 33,177 RSUs to the employees of InSilico under the Company’s 2021 Plan (the “Acquisition”). At the closing of the Acquisition, InSilico became a wholly-owned subsidiary of the Company. InSilico, based in Fairfax, VA, is a world class bioinformatics and artificial intelligence services company.

The Company determined fair values for the assets purchased, liabilities assumed, and purchase consideration as of the date of acquisition in the following table. The determination of the estimated fair value required management to make significant estimates and assumptions. See below for the fair value of purchase consideration and fair value of net assets acquired.

Estimated Fair Value
at Acquisition Date
Fair value of purchase consideration
Fair value of common stock issued to Seller	$400,000
Fair value of restricted stock units granted	140,000
Fair value of purchase consideration	$540,000

Fair value of net assets acquired
Cash	$84,000
Accounts receivable	26,000
Fixed asset	1,000
Goodwill (a)	430,000
Other current liabilities	(1,000)
Fair value of net assets acquired	540,000

(a)	Goodwill represents the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of the business acquired. This amount also includes intangible assets that do not qualify for separate recognition, combined with synergies expected from integrating InSilico processes with the Company’s.

After assessing certain events and circumstances, the Company incurred a Goodwill impairment expense of $430,000 for the year ended December 31, 2021.

9.COMMITMENTS AND CONTINGENCIES

Facility Lease Agreements— The Company leases its premises in Houston, Texas under an operating lease which was renewed on November 19, 2020. This renewed lease agreement will commence under an operating lease agreement that is noncancelable from commencement until May 1, 2024.

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

Two further amendments were executed in 2021. The agreements commenced on November 1, 2021, and December 1, 2021 under an operating lease agreement that is noncancelable from commencement until May 1, 2024. The amended lease agreement adds approximately 3,684 square feet. The Company has the option to cancel the lease thereafter until the agreement expires on May 1, 2026. The termination date is effective after a 90-day notice of cancellation.

If the Company exercises the cancellation option, the Company must also pay the lessor a termination payment equal to three months of base rent.

The total lease payments per month are $51,700 beginning March 1, 2022, and $52,300 beginning May 1, 2023. The Company records rent expense as incurred over the term of the lease. As of December 31, 2021, future minimum commitments under the facility lease agreement are as follows:

Amount
2022	616,157
2023	624,825
2024	523,939
Total	$1,764,921

Annual rent expense for the facility lease agreement was $420,500 and $262,900 for the years ended December 31, 2021 and 2020, respectively, and is included as an allocation between research and development and general and administrative expense in the consolidated statements of operations.

License Agreements—The Company has entered into a number of licensing arrangements for various intellectual property and licensed patent rights for technologies being developed for commercial sale. As part of these arrangements, the Company is subject to contingent milestone payments in accordance with agreed-upon development objectives, as well as future royalty payments on product sales of the underlying assets. As of December 31, 2021 and 2020, the Company has not incurred any milestone or royalty liabilities related to these license agreements.

Legal Proceedings— On March 22, 2021, Jason Terrell (“Terrell”), a former consultant former director of the Company, commenced an action against us in the Court of Chancery of the State of Delaware, C.A. No. 2021-0248-MTZ (the “Action”). In the Action, Terrell seeks a declaratory judgment that the Company is obligated to issue him (i) options to purchase 500,000 shares of common stock at a price of $0.50 per share pursuant to an alleged 2014 consulting agreement, and (ii) options to purchase an additional 500,005 shares of common stock at a price of $0.17 per share pursuant to an alleged January 2017 non-employee director options agreement. In his complaint, Terrell also claimed that, pursuant to the operative certificate of incorporation, he is entitled to indemnification from us for attorneys’ fees and costs he incurs in connection with the Action because the Action arises in connection with his position as a former director.

The Company disputes Terrell’s claims and allegations in the Action and intends to vigorously defend against them. On May 21, 2021, the Company filed a motion to dismiss Terrell’s claims in the actions with prejudice, arguing that (i) Terrell’s options-related claims fail because his 2014 and January 2017 agreements were explicitly superseded by a later options agreement, under which Terrell relinquished his prior options; and (ii) Terrell is not entitled to indemnification because the Action relates to contracts between the Company and Terrell in his personal capacity, and not in connection with any activities or duties of Terrell in his official capacity as former director. In response to the motion, filed on June 21, 2021, Terrell withdrew his claim for indemnification, but opposed the portion seeking dismissal of his declaratory judgment claim. The motion was fully briefed with the filing of the Company’s reply brief on July 7, 2021.

Oral argument was held before the Vice Chancellor on October 20, 2021. During oral argument, the Vice Chancellor invited the parties to submit supplemental letter briefs on the question of whether the Court of Chancery even had the authority to adjudicate the Action in light of the delegation of authority in Terrell’s most recent stock option agreement with the Company (the “SOA”) to the Company’s Compensation Committee to resolve all disputes regarding the interpretation of the SOA. The parties submitted simultaneous supplemental letters briefs on this issue on November 15, 2021.

In a separate matter, on or about August 17 and 23, 2021, Tony Tontat, who at the time was the Chief Financial Officer and a member of the Board, submitted substantially identical reports (the “Complaints”) through the Company’s complaint hotline. These Complaints, alleged, among other topics, risks associated with the Company’s public disclosures in securities filings and in statements made to the public, investors, and potential investors regarding (i) the anticipated timing of the FDA authorization of the IND applications and (ii) the anticipated timing of human clinical trials. These Complaints were subsequently submitted to the Audit Committee of the Board.

After receiving the Complaints, the Audit Committee recommended that the Board form, and the Board did in turn form, a Special Committee comprised of three independent directors (the “Special Committee”) to review the Complaints and other related issues (the “Internal Review”). The Special Committee retained an independent counsel to assist it in conducting the Internal Review.

On February 2, 2022, following the conclusion of the Internal Review, the Company’s Special Committee reported the results of its Internal Review to the Board. The Board approved certain actions to address the fact that the Company had received communications from the FDA on June 16 and June 17, 2021 that the FDA was placing the IND applications that the Company submitted to the FDA on May 14 and May 17, 2021 for the ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidates, respectively, on clinical hold (the “June 16 and 17 FDA Communications”). On July 13, 2021, the Company received the FDA’s formal clinical hold letters, which asked the Company to address key components regarding the chemical, manufacturing, and control components of the IND applications. On July 16, 2021, the Company issued a press release disclosing that it had received comments from the FDA on the two INDs, but did not use the term “clinical hold.” The Company then consummated a public offering of $40 million of its common stock pursuant to the Registration Statement on July 2, 2021. On August 13, 2021, the Company issued a press release announcing that these INDs were placed on clinical hold. The Company did not disclose the June 16 and 17, 2021 FDA Communications in (i) the Registration Statement on Form S-1 (Registration No. 333-257427) that was filed on June 25, 2021 and declared effective on June 29, 2021, nor the final prospectus contained therein dated June 29, 2021 (collectively, the “Registration Statement”); or (ii) the Form 10-Q for the fiscal quarter ended June 30, 2021 that was filed with the Securities and Exchange Commission on August 13, 2021.

As a result of the disclosure omission of the June 16 and 17 FDA Communications, the Company has concluded that it is reasonably possible that unasserted claims exist for future litigation and losses as of December 31, 2021. However, the Company is unable to estimate any possible range of loss attributed to these unasserted claims at this time. See Note 14 for additional information regarding loss contingencies associated with these unasserted claims transpiring after December 31, 2021.

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

Accordingly, unless otherwise noted, all share and per share information has been restated to retroactively show the effect of these stock splits during the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company was authorized to issue 300,000,000 shares of common stock and 60,000,000 shares and of Preferred Stock, of which 24,000,000 shares were designated as Series A-1 Preferred Stock. Additionally, 16,500,000 shares and 14,130,435 shares were designated as Series B Preferred Stock as of December 31, 2021 and 2020, respectively.

Common Stock—As of December 31, 2021 and 2020, the Company has a single class of common stock.

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

On July 2, 2021, the Company received net proceeds of $37,118,100 from a public offering, after deducting underwriting discounts and commissions of $2,424,900 and other offering expenses of $457,000 incurred. The Company issued and sold 8,000,000 shares of common stock in the public offering at a price of $5.00 per share.

Below is a table that outlines the initial value of issuances allocated to the IPO and public offering of common stock and the IPO and public offering common stock discount amortization, during the year ended December 31, 2021:

	2021	2020
Common Stock
Balance at January 1,	$11,975,400	$—
Common stock issuance from public offering, net of underwriting discounts and commissions and other offering expenses	37,118,100	—
Common stock public offering discount	(1,051,200)	—
Common stock issuance from Initial Public Offering, net of underwriting discounts and commissions and other offering expenses	—	12,332,700
Common stock Initial Public Offering discount	—	(377,000)
Common stock Initial Public Offering discount amortization	100,000	19,700
Common stock public offering discount amortization	122,000	—
Balance at December 31,	$48,264,300	$11,975,400

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

There were 433,895 shares and 270,933 shares available for issuance as of December 31, 2021 and 2020, respectively.

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

Each share of Series B Preferred Stock is convertible at any time at the option of the holder at the then current conversion rate. In addition, upon the closing of the sale of shares of common stock to the public in an IPO pursuant to an effective registration statement under the Securities Act of 1933, as amended, all shares of preferred stock shall automatically be converted into shares of common stock at the then effective conversion rate.

Accordingly, in connection with the IPO, all shares of the Company’s Series B Preferred Stock were converted into 469,136 shares of common stock on October 15, 2020.

Below is a table that outlines the initial value of issuances allocated to Series B Preferred Stock, the Series B Preferred Stock discount amortized, and value of Series B Preferred Stock that was converted into additional-paid-in-capital during the year ended December 31:	2020
Series B Preferred Stock
Balance at January 1,	$1,306,900
Series B Preferred Stock proceeds	3,000,000
Series B Preferred Stock discount	(2,668,300)
Series B Preferred Stock discount amortization	692,700
Series B Preferred Stock conversion to common stock	(2,331,300)
Balance at December 31,	$—

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

On June 8, 2020, the Company agreed to amend the warrant vesting schedule such that the warrants became immediately exercisable for each warrant holder. Prior to that amendment, the Company had sold 16,391,397 shares of Series B Preferred Stock, which contained 1,399,921 underlying warrants to purchase common stock based on the exercise price and vesting schedule outlined above. These warrants were equity classified and the fair value of $5,533,000 was reflected as additional paid-in capital.

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

Risk-free interest rate	1.54% - 1.88%
Expected volatility	71.95% - 72.71%
Expected life (years)	10.00
Expected dividend yield	0%

Representative's Warrants— In connection with the IPO on October 15, 2020, the Company granted the underwriters warrants (the “Underwriters’ Warrants”) to purchase an aggregate of 62,500 shares of common stock at an exercise price of $15.00 per share, which is 125% of the IPO price. The Underwriters’ Warrants have a five-year term and are not exercisable prior to April 13, 2021. All of the Underwriters’ Warrants were outstanding at December 31, 2021.

These warrants were equity classified. As of December 31, 2021 and 2020, the warrant fair values of $257,300 and $357,300, respectively, is reflected as additional paid-in capital. On the issuance date, the Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions on October 15, 2020:

Risk-free interest rate	0.18%
Expected volatility	94.08%
Expected life (years)	2.74
Expected dividend yield	0%

In connection with the public offering on July 2, 2021, the Company granted the underwriters warrants to purchase an aggregate of 400,000 shares of common stock at an exercise price of $6.25 per share, which is 125% of the IPO price. The Underwriters’ Warrants have a five-year term and are not exercisable prior to January 2, 2022. All of the Underwriters’ Warrants were outstanding at December 31, 2021.

These warrants were equity classified. As of December 31, 2021, the warrants contained a fair value of $929,300 and is reflected as additional paid-in capital. On the issuance date, the Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions on July 2, 2021:

Risk-free interest rate	0.40%
Expected volatility	98.27%
Expected life (years)	2.75
Expected dividend yield	0%

11.STOCK-BASED COMPENSATION

2017 Stock Incentive Plan— Stock Options

The Black-Scholes option-pricing model was used to estimate the fair value of stock options with the following weighted-average assumptions for the years ended:

	December 31,	December 31,
	2021	2020
Risk-free interest rate	1.09%	0.15% - 2.92%
Expected volatility	83.34%	72.29% - 82.52%
Expected life (years)	6.22	4.93 - 6.07
Expected dividend yield	0%	0%

In the year ended December 31, 2021, the fair value of the shares of common stock underlying the stock options was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

Prior to the Company’s IPO, the fair value of the shares of common stock underlying the stock options had historically been determined by the Board, with input from management. Because there was no public market for the Company’s shares of common stock prior to October 15, 2020, the Board determined the fair value of the shares of common stock at the time of grant of the stock option by considering a number of objective and subjective factors, including important developments in the Company’s operations, third-party valuations performed, sales of Series A-1 Preferred Stock, sales of Series B Preferred Stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s shares of common stock, among other factors.

The following table summarizes the activity for all stock options outstanding at December 31 under the 2017 Plan:

	2021		2020
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of year	489,718	$10.03	598,083	$11.04
Granted	147,038	8.47	86,536	17.95
Exercised	(18,891)	6.64	—	—
Cancelled and forfeited	(236,956)	11.68	(194,901)	15.06
Balance at December 31	380,909	$8.57	489,718	$10.03
Options exercisable at December 31:	372,533	$8.49	441,430	$9.50
Weighted average grant date fair value for options granted and expected to be vested during the year:		$8.47		$17.43

The intrinsic value of the options exercised during the year ended December 31, 2021 was $33,000. There were no options exercised during the year ended December 31, 2020.

The following table summarizes additional information about stock options outstanding and exercisable at December 31, 2021 and 2020, under the 2017 Plan:

	Options Outstanding				Options Exercisable
Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
As of	Options	Contractual	Exercise	Intrinsic	Options	Exercise	Intrinsic
December 31,	Outstanding	Life	Price	Value	Exercisable	Price	Value
2021	380,909	5.45	8.57	—	372,533	8.49	—
2020	489,718	6.37	10.03	554,900	441,430	9.50	—

Total stock compensation expense recognized from stock-based compensation awards classified as stock options were recognized in the consolidated statements of operations for the years ended December 31, 2021 and 2020, as follows:

	Year Ended
	December 31,
	2021	2020
Research and development	$176,600	$1,008,000
General and administrative	274,600	332,000
Total	$451,200	$1,340,000

On August 20, 2020, the Board canceled and terminated 15,792 stock options, granted during the quarter ended June 30, 2020, to four non-employees. Thereafter, on August 20, 2020, the Board granted 21,112 stock options to the same individuals with a grant date fair value of $12.81 per share. There were 3,959 stock option grants that were considered vested on the grant date. The effects of the stock option modifications resulted in $34,900 and $65,900 of stock compensation expense allocable to general and administrative for the years ended December 31, 2021, and 2020, respectively. Included in that amount were $16,000 and $34,800 of incremental compensation costs resulting from the modifications for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, total unrecognized stock compensation expense is $79,909, related to unvested stock options to be recognized over the remaining weighted-average vesting period of 1.01 years.

2017 Stock Incentive Plan—Restricted Stock Units

In January 2017, the Board approved the adoption of the 2017 Plan. The 2017 Plan permitted the Company to grant up to 1,708,615 shares of the Company’s common stock awards, including incentive stock options; non-statutory stock options; and conditional share awards to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited, or expired are returned to the 2017 Plan and are available for grant in conjunction with the issuance of new common stock awards. RSUs vest over a specified amount of time or when certain performance metrics are achieved by the Company.

In the year ended December 31, 2021, the fair value of the shares of common stock underlying RSUs was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

Prior to the Company’s IPO, the fair value of the shares of common stock underlying the stock options had historically been determined by the Board, with input from management. As there was no public market for Company’s shares of common stock prior to October 15, 2020, the Board determined the fair value of the shares of common stock at the time of grant of the RSUs by considering a number of objective and subjective factors, including important developments in the Company’s operations, third-party valuations performed, sales of Series A-1 Preferred Stock, sales of Series B Preferred Stock, actual operating results and financial performance, the conditions in the biotechnology industry and the economy in general, the stock price performance and volatility of comparable public companies, and the lack of liquidity of the Company’s shares of common stock, among other factors.

The following table summarizes the activity for all RSUs outstanding under the 2017 Plan at:

	2021		2020
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of year	946,245	$12.81	—	$—
Granted	166,660	7.98	1,655,579	12.84
Vested	(37,802)	6.51	—	—
Cancelled and forfeited	(208,145)	12.79	(709,334)	12.87
Nonvested RSUs at December 31,	866,958	$12.16	946,245	$12.81

Total stock compensation expense recognized from stock-based compensation awards classified as RSUs were recognized in the consolidated statements of operations for the years ended December 31, 2021 and 2020, as follows:

	Year Ended
	December 31,
	2021	2020
Research and development	$2,070,600	$748,400
General and administrative	1,053,900	1,725,300
Total	$3,124,500	$2,473,700

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

The effects of the RSU modifications resulted in $598,900 and $1,286,800 of stock compensation expense allocable to research and development and general and administrative, respectively, during year ended December 31, 2021. Included in those amounts were incremental compensation costs of $52,500 and $115,200 of stock compensation expense allocable to research and development and general and administrative, respectively, year ended December 31, 2021.

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

In year ended December 31, 2021, the fair value of the shares of common stock underlying RSUs was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all RSUs outstanding at December 31, 2021 under the 2021 Plan:

	2021
		Weighted Average
		Grant Date
		Fair Value
	Shares	Per Share
Nonvested RSUs at beginning of year	—	$—
Granted	102,613	5.20
Vested	(37,900)	4.75
Cancelled and forfeited	(2,664)	4.22
Nonvested RSUs at December 31,	62,049	$5.52

Total stock compensation expense recognized from stock-based compensation awards classified as RSUs were recognized in the consolidated statements of operations for year ended December 31, 2021, as follows:

Year Ended
December 31,
2021
Research and development	34,300
General and administrative	152,900
Total	$187,200

12.INCOME TAXES

For the years ended December 31, 2021 and 2020, the Company recognized no provision or benefit from income taxes.

The following is a reconciliation of the effective income tax rate to the statutory federal income tax rate for the years ended December 31, 2021 and 2020.

	2021	2020
Federal income tax at statutory rates	21.00%	21.00%
Federal income tax rate reduction
Change in valuation allowance	(21.00)	(21.00)
Effective income tax rate	—%	—%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. The Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets as of December 31, 2021 and 2020 due to the significant uncertainty about the realization of the deferred tax asset until the Company can operate profitably.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows as of December 31:

	2021	2020
Deferred tax assets (liabilities):
Net operating loss carryforward	8,135,900	3,842,900
Stock compensation expense	4,169,200	3,379,000
Research and development tax credit	874,400	—
Intangible assets	95,300	23,600
Total gross deferred tax assets	13,274,800	7,245,500
Valuation allowance	(13,274,100)	(7,061,600)
Property and equipment	(700)	(183,900)
Net deferred tax assets (liabilities)	—	—

As of December 31, 2021 and 2020, the Company has a U.S. net operating loss ("NOL") carryforward of $38,742,400 and $18,299,500, respectively.

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

Under Section 382, a corporation that undergoes an “ownership change” is subject to an annual limitation on its ability to utilize its pre-change NOL, tax credits or other tax attributes to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own greater than 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. The Company recently performed a Section 382 study to determine whether any of our existing NOLs, tax credits, or other tax attributes would be subject to such limitation. The Company determined, based on that study, that it underwent an “ownership change” during the years ended December 31, 2021 and 2020. The Company believes that the annual limitation will not result in the expiration of any NOLs prior to utilization. However, the annual limitation would result in the expiration of a portion of the research and development tax credit as of December 31, 2021.

As of December 31, 2021and 2020, there were no material uncertain tax positions taken by the Company. Additionally, the Company does not expect any unrecognized tax benefits to change significantly over the next twelve months.

As of December 31, 2021, the Company is not currently under audit by any income tax authority.

13.RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, the Company maintained two separate consulting agreements with the Company’s CSIO and the Company’s CFO and COO. Those consulting agreements were terminated after the completion of the IPO in October 2020.

Beginning in the year ended December 31, 2014, the Company entered into its first consulting agreement with the CSIO. Pursuant to the amended agreement dated July 20, 2018, the CSIO is entitled to a consulting fee of $400 per hour, provided that he is limited to nineteen (19) hours per month unless he obtains approval from the Company’s Chief Executive Officer. The consulting agreement indicates that the CSIO will provide a leadership role for the Company’s business development strategies. The consulting fees paid to the CSIO totaled $579,700 in the year ended December 31, 2020. In addition, the Company issued the CSIO 320,000 shares of common stock on June 19, 2020, in exchange for services rendered and no cash considerations.

Beginning in the year ended December 31, 2018, the Company entered into its first consulting agreement with the CFO and COO. Initially, his title was "Consultant", and the Company changed his title to CFO and COO on October 25, 2019. The CFO and COO was elected as a director of the Company on January 17, 2020. Pursuant to the agreement on April 18, 2018 and amended on September 4, 2019, the CFO and COO is entitled to a consulting fee of $2,500 per month amended to $10,000 per month plus discretionary bonuses approved by management. The consulting fees paid to the CFO and COO totaled $140,000 in the years ended December 31, 2020. In addition, the Company issued the CFO and COO 402,000 shares of common stock on June 19, 2020 in exchange for services rendered and no cash considerations.

After the Company completed the IPO on October 15, 2020, the CFO and COO and the CSIO became full time employees, at which time their consulting agreements were terminated.

There were no related party transactions during the year ended December 31, 2021.

14.SUBSEQUENT EVENTS

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