Form 10-Q
period 2022-03-31
Kiromic Biopharma, Inc.
filed 2022-05-13
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, there were 15,669,340 shares of the registrant’s common stock outstanding.

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

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

Forward-looking statements also include statements other than statements of current or historical fact, including, without limitation, all statements related to any expectations of revenues, expenses, cash flows, earnings or losses from operations, cash required to maintain current and planned operations, capital or other financial items; any statements of the plans, strategies and objectives of management for future operations; any plans or expectations with respect to product research, development and commercialization, including regulatory approvals; any other statements of expectations, plans, intentions or beliefs; and any statements of assumptions underlying any of the foregoing. We often, although not always, identify forward-looking statements by using words or phrases such as “may," "could," "will," "should," "would," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential," "project" or "continue".

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements:

●	the extent to which the COVID-19 pandemic impacts our business, our customers’ businesses, the medical community and the global economy;
●	the effectiveness and timeliness of our preclinical studies and clinical trials, and the usefulness of the data;
●	our expectations regarding the timing and clinical development of our product candidates;
●	our ability to achieve profitable operations and access to needed capital;
●	fluctuations in our operating results;
●	the success of current and future license and collaboration agreements
●	our dependence on contract research organizations, vendors and investigators;
●	effects of competition and other developments affecting development of products;
●	market acceptance of our products;
●	protection of intellectual property and avoiding intellectual property infringement;
●	product liability; and
●	other factors described in our filings with the SEC.

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$15,123,100	$25,353,900
Accounts receivable	—	16,200
Prepaid expenses and other current assets	1,607,900	1,699,400
Total current assets	16,731,000	27,069,500
Property and equipment, net	6,900,400	3,629,000
Operating lease right-of-use asset	2,227,300	—
Other assets	31,100	31,100
Total Assets	$25,889,800	$30,729,600

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$2,302,600	$2,214,300
Accrued expenses and other current liabilities	1,036,600	741,000
Note payable	285,700	454,500
Operating lease liability - short term	480,300	—
Total current liabilities	4,105,200	3,409,800
Deferred rent	5,500	—
Operating lease liability - long term	1,747,000	—
Total Liabilities	5,857,700	3,409,800

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value: 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 15,585,587 shares and 15,488,516 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9,300	9,300
Additional paid-in capital	94,607,100	94,527,000
Accumulated deficit	(74,584,300)	(67,216,500)
Total Stockholders’ Equity	20,032,100	27,319,800

Total Liabilities and Stockholders’ Equity	$25,889,800	$30,729,600

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$2,925,800	$1,885,600
General and administrative	4,439,200	2,071,000
Total operating expenses	7,365,000	3,956,600
Loss from operations	(7,365,000)	(3,956,600)
Other income (expense)
Gain on loan extinguishment	—	105,800
Interest expense	(2,800)	(3,700)
Total other income (expense)	(2,800)	102,100
Net loss	$(7,367,800)	$(3,854,500)
Net loss per share, basic and diluted	$(0.48)	$(0.53)
Weighted average common shares outstanding, basic and diluted	15,542,444	7,332,999

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2022

	Common Stock		Additional Paid-
	Number of		In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2022	15,488,516	$9,300	$94,527,000	$(67,216,500)	$27,319,800
Common stock discount amortization	—	—	85,100	—	85,100
Warrants underlying common stock issuance	—	—	(85,100)	—	(85,100)
Released restricted stock units	97,071	—	—	—	—
Stock compensation expense	—	—	80,100	—	80,100
Net loss	—	—	—	(7,367,800)	(7,367,800)
Balance at March 31, 2022	15,585,587	$9,300	$94,607,100	$(74,584,300)	$20,032,100

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

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,367,800)	$(3,854,500)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	182,800	95,600
Stock compensation expense	80,100	945,200
Gain on loan extinguishment	—	(105,800)
Changes in operating assets and liabilities
Accounts receivable	16,200	—
Prepaid expenses and other current assets	91,500	75,400
Operating lease right-of-use asset	(2,227,300)	—
Accounts payable	(882,800)	273,600
Accrued expenses and other current liabilities	295,600	(65,400)
Deferred rent	5,500	—
Operating lease liability	2,227,300	—
Net cash used for operating activities	(7,578,900)	(2,635,900)
Cash flows from investing activities:
Purchases of property and equipment	(2,483,100)	(44,700)
Net cash used for investing activities	(2,483,100)	(44,700)
Cash flows from financing activities:
Repayments of note payable	(168,800)	(134,600)
Net cash used for financing activities	(168,800)	(134,600)
Net change in cash and cash equivalents	(10,230,800)	(2,815,200)
Cash and cash equivalents:
Beginning of year	25,353,900	10,150,500
End of period	$15,123,100	$7,335,300

Supplemental disclosures of non-cash investing and financing activities:
Accounts payable and accruals for property and equipment	$971,100	$264,400
Cash paid for interest on note payable	$2,800	$3,700

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

The Company is developing its brand of CAR-T cell product candidates known as ALEXIS. The two product candidates are called ALEXIS-PRO-1 and ALEXIS-ISO-1. ALEXIS-PRO-1 is an allogeneic gamma delta chimeric T cell therapy product candidate targeting PD-L1. ALEXIS-ISO-1 is an allogenic gamma delta CAR-T cell therapy product candidate targeting Isomesothelin (the isoform of Mesothelin). These are designed to treat cancer by capitalizing on the immune system’s ability to destroy cancer cells. We filed two investigational new drug (“IND”) applications in May 2021 for ALEXIS-PRO-1 and ALEXIS-ISO-1. The Food and Drug Administration (“FDA”) placed these applications under a clinical hold in June 2021. On July 13, 2021, the Company received the FDA’s formal clinical hold letters, which asked the Company to address key components regarding the chemical, manufacturing, and control components of the IND applications. Those components included tracing of all reagents used in manufacturing, flow chart of manufacturing processes, and certificate of analysis. The Company is currently working on addressing the FDA’s comments.

Going Concern— These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $7,578,900 for the three months ended March 31, 2022, and an accumulated deficit of $74,584,300 as of March 31, 2022. To date, the Company has relied on equity and debt financing to fund its operations. The Company’s product candidates are still in the early stages of development, and substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. The Company does not have sufficient cash on hand or available liquidity to meet its obligations through the twelve months following the date the condensed consolidated financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents—As of March 31, 2022 and December 31, 2021, cash and cash equivalents consisted entirely of cash on hand and bank deposits. The Company considers all highly liquid instruments with remaining maturities at purchase of 90 days or less to be cash equivalents.

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

Internal Use Software Development Costs—The Company capitalizes certain costs incurred to develop internal use software. All costs incurred that relate to planning and post-implementation phases of development are expensed as incurred. Costs incurred in the development and implementation phases are capitalized and amortized over the estimated life of the software, generally five years. The Company did not capitalize any software development costs during the three months ended March 31, 2022 and 2021.

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

The Company assessed events and circumstances as of December 31, 2021 which was primarily driven by a reduced stock price as of December 31, 2021. The carrying value of the Company’s assets was in excess of the market value of equity as of December 31, 2021. After analyzing this quantitative circumstance along with other qualitative considerations, the Company’s management determined that an impairment of the entire value of the goodwill was appropriate. Accordingly, the Company incurred an impairment expense on the statement of operations totaling $430,000 during the year ended December 31, 2021. Since the Company records a full valuation allowance to offset any deferred tax assets, the Company does not believe this impairment would result in any material tax impact.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations. No such interest or penalties were recognized during the three months ended March 31, 2022 and 2021.

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

There were no changes in the fair value hierarchy levels during the three months ended March 31, 2022 and 2021.

Nonvested Stock Options and Restricted Stock Units—Pursuant to the Company’s 2017 Stock Incentive Plan (the “2017 Plan”) and the Omnibus 2021 Equity Incentive Plan (the “2021 Plan”), the Company has the ability to issue a variety of share-based payments and incentives to board members, employees, and non-employees. The Company has issued grants of nonvested stock options and restricted stock units under the 2017 Plan and 2021 Plan.

The vesting conditions for stock options and restricted stock units include annual vesting, monthly vesting, and fully vesting upon grant date. Annual vesting conditions are for four years. Monthly vesting conditions range from 10 to 48 months. When nonvested options are vested, they become exercisable over a 10-year period from grant date.

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

Common Stock Valuations. During the three months ended March 31, 2022 and 2021, the closing price listed on the Nasdaq Capital Market for the Company’s common stock on the date of the grant was used as the common stock valuation. Future expense amounts for any particular period could be affected by changes in assumptions or market conditions.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11 to amend certain aspects of Topic 842. These amendments provide entities with an additional (and optional) transition method to adopt Topic 842. Under this transition method, an entity initially applies the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings (or other components of equity or net assets, as appropriate) in the period of adoption. On October 16, 2019, the FASB changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2022. Accordingly, the Company has adopted Topic 842 beginning in the first quarter of 2022. Modified retroactive transition approach will be required for operating leases existing at or entered into after the beginning of the earliest comparative period presented. The Company notes that adopting the new standard resulted in recording a lease liability and right-of-use asset associated with the Company’s facility lease agreement and subsequent amendments thereto totaling $2,067,000 and $2,063,400, respectively as of January 1, 2022.

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

3.NET LOSS PER SHARE OF COMMON STOCK

Basic and diluted net loss per share of common stock is determined by dividing net loss less deemed dividends by the weighted-average shares of common stock outstanding during the period. For all periods presented, the shares of common stock underlying the stock options, and restricted stock units have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares of common stock outstanding used to calculate both basic and diluted loss per share of common stock are the same. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2022	2021
Net loss	$(7,367,800)	$(3,854,500)
Less: initial public offering Common Stock discount amortization	(24,700)	(24,700)
Less: public offering Common Stock discount amortization	(60,400)	—
Net loss attributable to common shareholders, basic and diluted	$(7,452,900)	$(3,879,200)
Weighted average common shares outstanding, basic and diluted	15,542,444	7,332,999
Net loss per common share, basic and diluted	$(0.48)	$(0.53)

For the three months ended March 31, 2022 and 2021, potentially dilutive securities excluded from the computations of diluted weighted-average shares of common stock outstanding were:

	March 31,	March 31,
	2022	2021
Stock options	—	677
Restricted stock units	—	32,000
Total	—	32,677

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Equipment	$1,651,800	$1,593,100
Leasehold improvements	2,936,200	1,464,700
Office furniture, fixtures, and equipment	109,500	16,600
Software	359,500	359,500
Construction in progress	3,057,700	1,226,600
	8,114,700	4,660,500
Less: Accumulated depreciation	(1,214,300)	(1,031,500)
Total	$6,900,400	$3,629,000

Depreciation expense was $182,800 and $95,600 for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense is allocated between research and development and general and administrative operating expenses on the condensed consolidated statements of operations.

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Accrued consulting and outside services	$742,900	$467,100
Accrued compensation	293,700	273,900
Total	$1,036,600	$741,000

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

In November 2021, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $665,900 with an annual interest rate of 4.59%, to be paid over a period of ten months. As of March 31, 2022 and December 31, 2021, the remaining payable balance on the financed amount was $285,700 and $454,500, respectively.

8.COMMITMENTS AND CONTINGENCIES

License Agreements—The Company has entered into a number of licensing arrangements for various intellectual property and licensed patent rights for technologies being developed for commercial sale. As part of these arrangements, the Company is subject to contingent milestone payments in accordance with agreed-upon development objectives, as well as future royalty payments on product sales of the underlying assets. As of March 31, 2022 and December 31, 2021, the Company has not incurred any milestone or royalty liabilities related to these license agreements.

Strategic Alliance Agreement with Leon Office (H.K.)—On January 28, 2021, the Company executed a strategic alliance agreement with Leon Office (H.K.) (“Leon”) a company established under existing laws of Hong Kong. It is intended that Leon acts as an independent business development advisor on behalf of the Company. Leon will seek to introduce organizations and individuals that will create business development opportunities for the Company, to expand the Company’s reach to international markets with a focus on certain Asian markets and to increase brand recognition and exposure through developing liaisons, collaborations, branches and subsidiaries. They will also use commercially reasonable efforts to research the Asian market, with a primary, but not exclusive, focus on determining the most suitable structures for the development of medical partnerships or joint ventures with scientific partners in the Asian market with a mission to test products to be created by the joint venture resulting from such partnership and to develop validation programs for any products produced by such joint venture, including programs for clinical trials and human testing and, ultimately, for product certification. The cost of the agreement is $360,000 annually, payable in four quarterly installments. The Company did not renew this agreement as of March 31, 2022 and there are no further estimated payments associated with the agreement.

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

Subsequently, the parties agreed upon a process for coordinating submissions and/or presentations to the Compensation Committee. The parties made their respective written submissions to the Compensation Committee on March 31, 2022 and are awaiting the Compensation Committee’s determination(s).

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

As a result of the disclosure omission of the June 16 and 17 FDA Communications, on March 7, 2022, entities related to Sabby Management LLC (the “Sabby Entities”) and Empery Asset Management, LP (the “Empery Entities”) filed a complaint in the District Court for the Southern District of New York alleging claims against the Company and certain current and former officers and directors of the Company for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021. The plaintiffs seek unspecified damages; rescission to the extent they still hold the Company’s securities, or if sold, rescissory damages; reasonable costs and expenses, including attorneys’ and experts’ fees; and other unspecified equitable and injunctive relief. The parties have agreed that the Defendants’ shall respond to the complaint on June 30, 2022. The Company has evaluated that it is reasonably possible that the Sabby Entities’ and Empery Entities’ claims may result in an estimated loss ranging between $0 and $8,100,000.

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

The Company assessed events and circumstances as of December 31, 2021 which was primarily driven by a reduced stock price as of December 31, 2021. The carrying value of the Company’s assets was in excess of the market value of equity as of December 31, 2021. After analyzing this quantitative circumstance along with other qualitative considerations, the Company’s management determined that an impairment of the entire value of the goodwill was appropriate. Accordingly, the Company recorded impairment expense of $430,000 during the year ended December 31, 2021.

10.LEASES

The Company adopted FASB ASU No. 2016-02, Leases (Topic 842) on January 1, 2022, using the modified retrospective method, in which it did not restate prior periods. Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance within Topic 842 which, among other things, allowed the Company to carry forward the historical lease classification.

In our implementation of ASU No. 2016-02 the Company elected to discount lease obligations using our incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company’s incremental borrowing rate represents the rate of interest that it would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company considers publicly available data for instruments with similar terms and characteristics when determining its incremental borrowing rates. In addition, we elected the practical expedient to account for the lease and non-lease components on a combined basis. The Company intends to use the full lease term under the existing lease agreement as the lease term, which is currently set to expire on April 30, 2026. As of March 31, 2022, the Company is not able to determine if any renewal options will be exercised.

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

An amendment to the lease agreement was executed in January 2022 and commenced May 1, 2022. The amendment will add approximately 9,352 square feet. The Company has the option to cancel the lease thereafter until the agreement expires on May 1, 2026. The termination date is effective after a 90-day notice of cancellation. In year one and two monthly rent is $4,800 per month, in year three and four monthly rent is $4,896 per month, and in year five monthly rent is $5,000 per month.

If the Company exercises the cancellation option, the Company must also pay the lessor a termination payment equal to three months of base rent.

The following table indicates the balance sheet line items that include the right-of-use assets and lease liabilities for our operating lease:

March 31,
2022
Operating lease
Right-of-Use Asset
Operating lease	$2,227,300
Total right-of use asset	2,227,300

Lease Liabilities
Operating lease - short term	$(480,300)
Operating lease - long term	(1,747,000)
Deferred rent	(5,500)
Total lease liabilities	(2,232,800)

For the three months ended March 31, 2022, the components of lease expense were as follows:

2022
Operating lease cost allocated to research and development expense	$82,300
Operating lease cost allocated to general and administrative expense	68,100
Total lease expense	$150,400
Weighted-average remaining lease term	4.08
Weighted-average discount rate	7.12%

As of March 31, 2022 the maturities of the Company’s operating lease liabilities were as follows:

Maturity of Lease Liabilities	Operating lease
2022	$465,300
2023	626,100
2024	628,900
2025	634,600
2026	212,500
Total lease payments	2,567,400
Less: imputed interest	(334,600)
Present value of lease payments	2,232,800

The Company maintains a month to month lease in Arlington, VA, which is considered a short term lease. The Company elected to exclude this lease from the determination of the right-of-use asset and lease liability, as permitted under ASC 842. The Company will recognize the lease payments in profit or loss in the statement of operations on a straight-line basis over the term of the lease.

Under ASC 840, rent expense recognized under the leases was $69,000 for the three months ended March 31, 2021.

Future minimum lease payments under noncancellable operating leases were:

As of December 31, 2021
2022	$616,157
2023	624,825
2024	523,939
Total lease payments	1,764,921

11.STOCKHOLDERS’ EQUITY

As of March 31, 2022 and December 31, 2021, the Company was authorized to issue 300,000,000 shares of common stock and 60,000,000 shares of Preferred Stock, of which 24,000,000 shares were designated as Series A-1 Preferred Stock and 16,500,000 shares were designated as Series B Preferred Stock.

Common Stock—As of March 31, 2022 and December 31, 2021, the Company has a single class of common stock.

On October 15, 2020, the Company received net proceeds of $12,332,700 from its initial public offering (“IPO”), after deducting underwriting discounts and commissions of $1,275,000 and other offering expenses of $1,392,300 incurred. The Company issued and sold 1,250,000 shares of common stock in the IPO at a price of $12.00 per share.

On July 2, 2021, the Company received net proceeds of $37,118,100 from its public offering, after deducting underwriting discounts and commissions of $2,494,900 and other offering expenses of $457,000 incurred. The Company issued and sold 8,000,000 shares of common stock in the public offering at a price of $5.00 per share.

Below is a table that outlines the initial value of issuances allocated to the IPO and public offering of common stock and the IPO and public offering common stock discount amortization, during the three months ended March 31:

	2022	2021
Common Stock
Balance at January 1,	$48,264,300	$11,975,400
Common stock initial public offering discount amortization	24,700	24,700
Common stock public offering discount amortization	60,400	—
Balance at March 31,	$48,349,400	$12,000,100

The Company has never paid dividends and has no plans to pay dividends on common stock. As of December 31, 2017, the Company adopted the 2017 Plan.

As of June 25, 2021, the Company adopted the 2021 Plan. Under the 2021 Plan, the Board approved an additional 200,000 shares to be reserved and authorized under the 2021 Plan plus any unallocated shares from the 2017 Plan.

There were 880,785 shares and 433,895 shares available for issuance as of March 31, 2022, and December 31, 2021, respectively.

Representative’s Warrants—In connection with the IPO on October 15, 2020, the Company granted the underwriters warrants (the “Underwriters’ Warrants”) to purchase an aggregate of 62,500 shares of common stock at an exercise price of $15.00 per share, which is 125% of the initial public offering price. The Underwriters’ Warrants have a five-year term and are not exercisable prior to April 13, 2021. All of the Underwriters’ Warrants were outstanding at March 31, 2022.

These warrants were equity classified. As of March 31, 2022 and December 31, 2021, the warrant fair values of $232,600 and $257,300, respectively, is reflected as additional paid-in capital. On the issuance date, the Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions on October 15, 2020:

Risk-free interest rate	0.18%
Expected volatility	94.08%
Expected life (years)	2.74
Expected dividend yield	0%

In connection with the public offering on July 2, 2021, the Company granted the underwriters warrants (the “Additional Underwriters’ Warrants”) to purchase an aggregate of 400,000 shares of common stock at an exercise price of $6.25 per share, which is 125% of the initial public offering price. The Additional Underwriters’ Warrants have a five-year term and are not exercisable prior to January 2, 2022. All of the Additional Underwriters’ Warrants were outstanding at March 31, 2022.

These warrants were equity classified. As of March 31, 2022 and December 31, 2021, the fair value of the warrants was $868,900 and $929,300, respectively, and is reflected as additional paid-in capital.. On the issuance date, the Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions on July 2, 2021:

Risk-free interest rate	0.40%
Expected volatility	98.27%
Expected life (years)	2.75
Expected dividend yield	0%

12.STOCK-BASED COMPENSATION

2017 Stock Incentive Plan— Stock Options

The Black-Scholes option-pricing model has been used previously to estimate the fair value of stock options. However, there were no options granted during the three months ended March 31, 2022 and 2021.

The following table summarizes the activity for all stock options outstanding at March 31 under the 2017 Plan:

	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of year	380,909	$10.03	489,718	$10.03
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled and forfeited	(42,037)	9.19	(57,149)	17.88
Balance at March 31	338,872	$8.49	432,569	$8.99
Options exercisable at March 31:	332,674	$8.44	408,306	$8.75
Weighted average grant date fair value for options granted and expected to be vested during the period:		$—		$—

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2022 and 2021 under the 2017 Plan:

	Options Outstanding				Options Exercisable
Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
As of	Options	Contractual	Exercise	Intrinsic	Options	Exercise	Intrinsic
March 31,	Outstanding	Life	Price	Value	Exercisable	Price	Value
2022	338,872	5.76	8.49	—	332,674	8.44	—
2021	432,569	6.72	8.99	839,700	408,306	8.75	269,514

Total stock compensation expense recognized from stock-based compensation awards classified as stock options were recognized in the condensed consolidated statements of operations for the three ended March 31, 2022 and 2021 as follows:

	Three Months Ended
	March 31,
	2022	2021
Research and development	$49,000	$19,000
General and administrative	8,000	102,000
Total	$57,000	$121,000

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

As of March 31, 2022, total unrecognized stock compensation expense is $61,815 related to unvested stock options to be recognized over the remaining weighted-average vesting period of 0.79 years.

2017 Stock Incentive Plan—Restricted Stock Units

The 2017 Plan permits the Company to grant equity awards for up to 1,708,615 shares of the Company’s common stock awards, including incentive stock options; non-statutory stock options; and conditional share awards to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited, or expired are returned to the 2017 Plan and are available for grant in conjunction with the issuance of new common stock awards. Restricted stock units (“RSUs”) vest over a specified amount of time or when certain performance metrics are achieved by the Company.

In the three months ended March 31, 2022 and 2021, the fair value of the shares of common stock underlying restricted stock units was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all RSUs outstanding at March 31 under the 2017 Plan:

	2022		2021
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of year, as restated	510,851	$12.48	946,245	$12.81
Granted	—	—	6,019	9.00
Vested	(2,947)	8.71	—	—
Cancelled and forfeited	(334,271)	12.81	—	—
Nonvested RSUs at March 31,	173,633	$11.91	952,264	$12.79

Subsequent to the issuance of the December 31, 2021 consolidated financial statements, the Company identified an error related to the calculation of the number of vested shares of restricted stock units related to the Company’s 2017 Equity Incentive Plan. The Company used an incorrect number of vested shares of restricted stock units for the year ended December 31, 2021. Accordingly, the Company restated the number of vested shares of restricted stock units for the year ended December 31, 2021 from 37,802 shares to 393,909 shares, and the resulting total non-vested restricted stock units at December 31, 2021 from 866,958 shares to 510,851 shares. Additionally, the weighted average grant date fair value of vested shares for the year ended December 31, 2021 was restated from $6.51 per share to $11.21 per share, and the weighted average grant date fair value for total nonvested restricted stock units as of December 31, 2021 was restated from $12.16 per share to $12.48 per share. This change did not have any impact on our earnings per share calculations, nor did it have any impact on any previous disclosures related to potentially dilutive securities excluded from the computations of diluted weighted-average shares of common stock outstanding. The Company has evaluated the materiality of this error and concluded that it is not material to the December 31, 2021 consolidated financial statements. Further, the Company will also prospectively restate the previously reported financial information for the related error in future and annual filings for the year ending December 31, 2022.

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, as follows:

	Three Months Ended
	March 31,
	2022	2021
Research and development	$12,000	$267,700
General and administrative	(7,100)	556,600
Total	$4,900	$824,300

On August 20, 2020, the board of directors canceled and terminated 709,334 RSUs, granted during the quarter ended June 30, 2020. The cancelled RSUs were originally granted to five individuals with a grant date fair value of $12.87 per share. Thereafter, on August 20, 2020, the board of directors granted 946,245 RSUs to the same individuals with a grant date fair value of $12.81 per share. None of the RSU grants were considered vested on the grant date. The RSU grants were modified for three employees and two non-employees. The effects of the RSU modifications did not result in any stock compensation expense during the three months ended March 31, 2022. The effects of the RSU modifications resulted in $267,700 and $556,600 of stock compensation expense allocable to research and development and general and administrative, respectively, during the three months ended March 31, 2021. Included in those amounts were incremental compensation costs of $20,400 and $44,700 of stock compensation expense allocable to research and development and general and administrative, respectively, during the three months ended March 31, 2021.

2021 Stock Incentive Plan—Restricted Stock Units

The 2021 Plan permits the Company to grant equity awards for up to 217,292 shares of the Company’s common stock awards, including incentive stock options; non-statutory stock options; and conditional share awards to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited, or expired are returned to the 2021 Plan and are available for grant in conjunction with the issuance of new common stock awards. RSUs vest over a specified amount of time or when certain performance metrics are achieved by the Company.

In the three months ended March 31, 2022, the fair value of the shares of common stock underlying restricted stock units was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all RSUs outstanding at March 31, 2022 under the 2021 Plan:

	2022
		Weighted Average
		Grant Date
		Fair Value
	Shares	Per Share
Nonvested RSUs at beginning of year	62,049	$5.52
Granted	—	—
Vested	—	—
Cancelled and forfeited	(2,090)	4.22
Nonvested RSUs at March 31,	59,959	$5.57

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three months ended March 31, 2022, as follows:

Three Months Ended
March 31,
2022
Research and development	$8,300
General and administrative	9,900
Total	$18,200

13.INCOME TAXES

The Company’s effective tax rate from continuing operations was 0% for the three months ended March 31, 2022 and 2021. The Company recorded no income tax provision for the three months ended March 31, 2022 and 2021.

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

Our Business

Overview

Kiromic BioPharma, Inc. (together with its subsidiary, “we,” “us,” “our” or the “Company”) is an artificial intelligence (“AI”) driven, end-to-end allogenic cell therapy company, currently developing the multi-indication allogeneic T cell therapy that exploits the natural potency of Gamma Delta T cells (“GDTs”) to target solid tumors. Our end-to-end approach consists of target discovery and validation, product development, and good manufacturing practices (“GMP”) manufacturing, which we believe will allow us to leverage a new framework for the next generation of cell therapies. We also have new technologies in development that we believe will support our end-to-end approach.

We are developing our Chimeric Antigen T cell (“CAR-T cell”) platform known as ALEXIS. Our two product candidates are called ALEXIS-PRO-1 and ALEXIS-ISO-1. ALEXIS-PRO-1 is our allogeneic gamma delta chimeric T cell therapy product candidate targeting PD-L1. ALEXIS-ISO-1 is our allogenic gamma delta CAR-T cell therapy product candidate targeting Isomesothelin (the isoform of Mesothelin). These are designed to treat cancer by capitalizing on the immune system’s ability to destroy cancer cells. We filed two Investigational New Drug (“IND”) applications in May 2021 for ALEXIS-PRO-1 and ALEXIS-ISO-1. The IND applications for these trial candidates are currently on a clinical hold as of June 2021. In placing the clinical hold, the FDA asked us to address key components regarding the chemical manufacturing and control components of the application. Those components included tracing of all reagents used in manufacturing, flow chart of manufacturing processes, and certificate of analysis. We are currently working on addressing the FDA’s comments. Accordingly, for ALEXIS-PRO-1, we expect the clinical hold will be lifted in the second half of 2022 allowing us to begin the activation process for the clinical trial by the end of the last quarter of 2022. For ALEXIS-ISO-1, we expect to begin the activation process for the clinical trial by the end of the last quarter of 2023.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began principal business operations in 2012.

Recent Developments

Going Concern

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

Clinical Update

On May 10, 2022, the Company announced it reaffirmed its intent to submit an amended IND for ALEXIS-PRO-1 during the second half of 2022. The Company also announced ongoing progress toward the implementation of a current good manufacturing practice mammalian master cell bank, which will provide a GMP-grade retroviral vector for GDT engineering.

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

Remediation Actions resulting from the Internal Review

1.	The Board approved the inclusion of certain Risk Factors for inclusion in its periodic reports. See Part II, Item 1A. Risk Factors for further information.
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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, which was October 15, 2020, (b) the date in which our total annual gross revenues exceed $1.07 billion, or (c) the date in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (ii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase substantially for the foreseeable future and will comprise a larger percentage of our total expenses as we initiate Phase 1/2 clinical trials for our ALEXIS-PRO-1 and ALEXIS-ISO-1 trial candidates and continue to discover and develop additional candidates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth key components of our results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,		Increase (Decrease)
	2022	2021	$	%
Operating expenses:
Research and development	$2,925,800	$1,885,600	$1,040,200	55.17%
General and administrative	4,439,200	2,071,000	2,368,200	114.35%
Total operating expenses	7,365,000	3,956,600	3,408,400	86.14%
Loss from operations	(7,365,000)	(3,956,600)	3,408,400	86.14%
Other income (expense)
Gain on loan extinguishment	—	105,800	(105,800)	100.00%
Interest expense	(2,800)	(3,700)	900	(24.32)%
Total other income (expense)	(2,800)	102,100	(104,900)	102.74%
Net loss	$(7,367,800)	$(3,854,500)	$3,513,300	91.15%

Research and development expenses. Our research and development expenses increased by $1,040,200, or 55.17%, to $2,925,800 for the three months ended March 31, 2022, from $1,885,600 for the three months ended March 31, 2021. The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended
	March 31,		Increase (Decrease)
	2022	2021	$	%
Direct research and development expenses by product candidate:
ALEXIS-PRO-1	$229,300	$26,000	$203,300	781.92%
ALEXIS-ISO-1	67,700	484,700	(417,000)	(86.03)%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	1,303,700	855,900	447,800	52.32%
Laboratory supplies and services	330,800	120,700	210,100	174.07%
Outsourced research and development	405,400	150,000	255,400	170.27%
Laboratory equipment and maintenance	156,800	32,400	124,400	383.95%
Facility-related costs	330,500	155,800	174,700	112.13%
Intellectual Property	94,000	60,000	34,000	56.67%
Other research and development costs	7,600	100	7,500	7,500.00%
Total research and development expenses	$2,925,800	$1,885,600	$1,040,200	55.17%

As illustrated above, the increase in research and development expenses primarily resulted from (i) a $447,800 increase in employee related costs, which primarily included a $709,600 increase in wages, benefits and payroll taxes, offset by reduced stock compensation expenses of $257,400 attributable to research and development employees; (ii) a $255,400 increase in outsourced research and development costs, which primarily included a $141,500 increase in regulatory consulting fees, and a $73,600 increase in research studies; (iii) a $210,100 increase in laboratory supplies in services, which was driven by increased in spending on supplies, disposables, and consumables for experimentation, testing, validation of our other key value drivers; and (iv) a $203,300 increase in ALEXIS-PRO-1 direct research and development costs, which was mainly driven by increased disposables and consumables for GDT manufacturing, in-vitro, and in-vivo experimentation costs.

These cost increases were primarily incurred to support GDT manufacturing as well as experimentation and validation of our product candidates.

1.

Augmented our research and development team: in the three months ended March 31, 2022 and 2021, our average headcount increased to 39 employees from 16 employees allocable to research and development and clinical trials preparation.

2.	ALEXIS-PRO-1 Manufacturing and Experimentation: $203,300 increase in spending during the three months ended March 31, 2022, from manufacturing expanded GDTs in the recently expanded GMP facilities.
3.

Increased regulatory consulting costs: in the three months ended March 31, 2022, we incurred an increase of $141,500 in regulatory and chemical manufacturing and control consulting fees compared to the same three months in 2021 as we are working towards addressing the FDA’s comments regarding our IND applications filed during May 2021.

General and administrative expenses. Our general and administrative expenses increased by $2,368,200, or 114.35%, to $4,439,200 for the three months ended March 31, 2022, from $2,071,000 for the three months ended March 31, 2021.

During the three months ended March 31, 2022, the increase primarily resulted from an increase in professional services of $1,613,700, and employee related expenses of $1,090,900.

The increase in professional services expenses was primarily driven by an increase of $1,492,900 in legal expenses, $80,200 from corporate finance professional fees, and $40,600 from other professional services during the three months ended March 31, 2022, compared to the same period in the prior year. We incurred significant legal expenses and accounting professional fees related to the Internal Review. Between October 1, 2021 and March 31, 2022, we incurred $4,089,600 in legal fees and other professional services directly attributed to the Internal Review and related matters. During that same period, we incurred $680,700 in accounting professional fees directly related to the Internal Review. During the three months ended March 31, 2022, we incurred $941,800 in legal fees and other professional services directly attributed to the Internal Review and related matters. During that same period, we incurred $253,500 in accounting professional fees directly related to the internal review.

Employee related expenses were impacted by increases to headcount, and recruiting. During the three months March 31, 2022 and 2021, the headcount for employees allocated to general and administrative purposes increased to 25.5 employees from 6.5 employees, respectively. In addition, the changes in headcount generated $146,400 in increased recruiting fees.

Gain on loan extinguishment.     Gain on loan extinguishment was $0 and $105,800 for the three months ended March 31, 2022 and 2021, respectively. During the year ended December 31, 2020, we applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. On February 16, 2021, the SBA granted forgiveness of the SBA Loan and all applicable interest. On the date of forgiveness, the principal and accrued interest totaled $105,800.

Interest expense.     Interest expense was an expense of $2,800 and $3,700 for the three months ended March 31, 2022 and 2021, respectively. The increase is entirely driven by cash paid for interest attributed to the financing arrangement for our Director and Officer Insurance policy. In November 2020, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $540,500 with an annual interest rate of 4.59%, to be paid over a period of nine months. As of March 31, 2021, the remaining payable balance on the financed amount was $227,800.

In November 2021, the Company entered into a financing arrangement to renew its Director and Officer Insurance policy. The total amount financed was approximately $665,900 with an annual interest rate of 4.59%, to be paid over a period of ten months. As of March 31, 2022, the remaining payable balance on the financed amount was $285,700.

Net loss.    As a result of the cumulative effect of the factors described above, our net loss increased to $7,019,400 during the three months ended March 31, 2022, compared to $3,854,500 during the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $15,123,100. As of December 31, 2021, we had cash and cash equivalents of $25,353,900. As of April 30, 2022, we had cash and cash equivalents of $11,942,300 We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible promissory notes, preferred stock, common stock from the initial public offering and follow-on offering.

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

In fiscal year 2022, we intend to seek significant additional capital funding to develop our platform, additional hiring of scientific professionals, hiring other general and administrative employees, and clinical trials. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable. Further, the results of our Internal Review demonstrated that we had ineffective disclosure controls and procedures during the first quarter of 2022 and earlier periods, which resulted in our failure to disclose certain information, which could result in our potential exposure to litigation and could adversely affect our ability to raise capital in the future. Further, there are other factors which may make financing our operations more difficult, including potential governmental investigation, continued elevated legal and accounting professional fees associated with the Internal Review, and other risk factors listed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. In consideration of our plans, substantial doubt is not alleviated.

Summary of Cash Flow

The following table sets forth a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(7,578,900)	$(2,635,900)
Net cash used in investing activities	(2,483,100)	(44,700)
Net cash provided by financing activities	(168,800)	(134,600)
Net increase in cash and cash equivalents	(10,230,800)	(2,815,200)
Cash and cash equivalents at beginning of the period	25,353,900	10,150,500
Cash and cash equivalents at end of the period	15,123,100	7,335,300

Cash flows from operating activities

Net cash used in operating activities was $7,578,900 for the three months ended March 31, 2022, as compared to $2,635,900 for three months ended March 31, 2021. In the three months ended March 31, 2022, the primary cash outflows were from the net loss of $7,367,800 and outflows from accounts payable of $882,800. These cash outflows were partly offset by accrued expenses and current liabilities of $295,600, and depreciation of $182,800. Net cash used in operating activities increased by a total of $4,943,000 period-over-period. The main driver for the increase is the change in net loss to $7,367,800 during the three months ended March 31, 2022, compared to $3,854,500 during the three months ended March 31, 2021. In addition, stock compensation expense was $80,100 and $945,200 during the three months ended March 31, 2022 and 2021, respectively. We primarily used cash to augment our headcount, develop our ALEXIS-PRO-1 product candidate, and pay for legal and professional fees. See “Results of Operations” above for further details.

Cash flows from investing activities

Net cash used for in investing activities was $2,483,100 for the three months ended March 31, 2022, as compared to $44,700 for the three months ended March 31, 2021. Our net cash used in investing activities consisted of purchases of property and equipment. This increase was primarily driven by cash outflows from equipment and leasehold improvements attributed to our Clean Room and Vivarium current good manufacturing practices facilities located in our Houston office.

Cash flows from financing activities

During the three months ended March 31, 2022 and 2021, we paid $168,800 and $134,600 towards our financing arrangement for our Director and Officer Insurance policy, respectively.

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

There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2022 and 2021.

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

We estimate the grant-date fair value of stock options using the Black-Scholes option-valuation model. During the three months ended March 31, 2022 and 2021, all stock option equity grants under the 2017 Equity Incentive Plan and 2021 Equity Incentive Plan contained assumptions used to value such stock options, and were determined as follows:

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

Common Stock Valuations. During the three months ended March 31, 2022 and 2021, we used our listed Nasdaq Capital Market closing price on the grant date to determine common stock valuation.

Warrants Underlying Shares of Equity Offering Common Stock— We record warrants to purchase shares of common stock underlying our shares of IPO common stock and July 2021 offering common stock (“the equity offerings”) in accordance with ASC 470, Debt with conversion and other options. The fair value of the warrants was estimated on each equity offering date using the Black-Scholes option- valuation model. The calculation of warrants requires that we make assumptions and judgments about the variables used in the Black-Scholes option-valuation model, including the fair value of our common stock, expected term, expected volatility of the underlying common stock, risk-free interest rate, and exercise price.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision, and with the participation, of our current management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. Based on this evaluation of our disclosure controls and procedures, our management, including our CEO and CFO, have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 because of the material weaknesses in our internal control over financial reporting described below.

Changes in Internal Control over Financial Reporting

As disclosed under Item 9A., Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting because we (i) do not have a formal process for period end financial closing and reporting; (ii) we have insufficient resources to conduct an effective monitoring and oversight function independent from our operations; and (iii) we did not have a control to appropriately communicate relevant information from the FDA to appropriate parties on a timely basis. These material weaknesses resulted in an increased risk of material misstatement in the financial statements, and in our failure to timely disclose the June 16 and 17, 2021 FDA Communications.

We believe that we are addressing the material weaknesses identified in connection with the audit of our financial statements for the year ended December 31, 2021 and prior periods through measures including:

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

As a remedial measure to address the Company’s material weakness in internal control over financial reporting as a result of the Internal Review, on January 10, 2022, the Board approved the formation of a Disclosure Committee comprised of certain members of the Company’s management including (i) its Chief Executive Officer; (ii) the executive in charge of overseeing submissions of any nature to the FDA; (iii) its Chief Financial Officer; (iv) its General Counsel, if any; (v) its Controller; (vi) any other finance executive overseeing financial disclosures; (vii) the executive in charge of investor relations, if any; and (viii) such other employees as the Chief Financial Officer, who serves as chairman of the Disclosure Committee, may invite from time to time. The Disclosure Committee is responsible for preparing and reviewing all corporate disclosures made by the Company to its security holders, the Securities and Exchange Commission and/or the broader investment community to ensure that such disclosures (i) shall be accurate and complete; (ii) shall fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows; and (iii) shall be made on a timely basis in accordance with all applicable requirements of (A) the Exchange Act and the rules and regulations promulgated thereunder, (B) the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (C) the Nasdaq Stock Market or such other stock exchange on which the Company’s securities may be traded and (D) any other applicable laws or legal requirements.

Our management is monitoring these material weaknesses and will continue to evaluate whether the remedial actions initiated by the Company will remediate these material weaknesses. However, our management concluded that these material weaknesses still existed as of March 31, 2022. In order to consider these material weaknesses to be fully remediated, we believe additional time is needed to demonstrate effectiveness of the remediation.

Except as disclosed above, there have been no other changes in our internal control over financial reporting for the quarter ended March 31, 2022.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time in the future, we may become involved in litigation or other legal proceedings that arise in the ordinary course of business.

Dr. Terrell Claim

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

Subsequently, the parties agreed upon a process for coordinating submissions and/or presentations to the Compensation Committee. The parties made their respective written submissions to the Compensation Committee on March 31, 2022 and are awaiting the Compensation Committee’s determination(s).

In the interim, as noted, the Action is stayed and no further proceedings are taking place.

Sabby and Empery Claim

Sabby Volatility Warrant Master Fund Ltd., et al. v. Kiromic BioPharma, Inc. et al., Case No. 22-cv-1927 (SDNY). On March 7, 2022, entities related to Sabby Management LLC (the “Sabby Entities”) and Empery Asset Management, LP (the “Empery Entities”) filed a complaint in the District Court for the Southern District of New York alleging claims against the Company and certain current and former officers and directors of Kiromic BioPharma, Inc. (“Kiromic” or the “Company”) for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021. The plaintiffs seek unspecified damages; rescission to the extent they still hold Kiromic securities, or if sold, rescissory damages; reasonable costs and expenses, including attorneys’ and experts’ fees; and other unspecified equitable and injunctive relief. The parties have agreed that the Defendants’ shall respond to the complaint on June 30, 2022. The Company has evaluated that it is reasonably possible that the Sabby Entities’ and Empery Entities’ claims may result in an estimated loss ranging between $0 and $8,100,000. Similarly, the Company has evaluated that it is reasonably possible that other unasserted claims in future litigation and losses may occur. However, the Company is unable to estimate any possible range of loss attributed to other unasserted claims at this time.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 8, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation of Kiromic BioPharma, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 21, 2020)
3.2	Second Amended and Restated Bylaws of Kiromic BioPharma, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed on October 6, 2020)
10.1	Executive Employment Agreement by and between the Company and Pietro Bersani, effective as of January 27, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 2, 2022)
10.2

Executive Employment Agreement effective as of February 14, 2022, by and between Kiromic BioPharma, Inc. and Daniel Clark (incorporated by reference to Exhibit 10.3 to Form 8-K filed on February 16, 2022)

10.3

Transition and Consulting Agreement effective as of February 9, 2022, by and between Kiromic BioPharma, Inc. and Gianluca Rotino (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 16, 2022)

10.4

Modification to Employment Agreement effective as of February 9, 2022, by and between Kiromic BioPharma, Inc. and Scott Dahlbeck (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 16, 2022)

10.5	Indemnification Agreement by and between the Company and Pietro Bersani effective as of January 27, 2022 (incorporated by reference to Exhibit 10.3 to Form 8-K filed on February 2, 2022)
10.6	Indemnification Agreement effective as of February 14, 2022, by and between Kiromic BioPharma, Inc. and Daniel Clark (incorporated by reference to Exhibit 10.5 to Form 8-K filed on February 16, 2022)
10.7

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

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Disclosure Committee Charter (incorporated by reference to Exhibit 99.1 to Form 8-K filed on February 2, 2022)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act or deemed to be incorporated by reference into any filing under the Exchange Act or the Securities Act of 1933 except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
Date: May 13, 2022	KIROMIC BIOPHARMA, INC.

/s/ Pietro Bersani
Name: Pietro Bersani
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel Clark
Name: Daniel Clark
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)