Form 10-Q
period 2022-06-30
Kiromic Biopharma, Inc.
filed 2022-08-12
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 12, 2022, there were 15,839,112 shares of the registrant’s common stock outstanding.

Note Regarding Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

●	our goals and strategies;
●	our future business development, financial condition and results of operations;
●	our expected timing of human clinical trials and other related milestones;
●	expected changes in our revenue, costs or expenditures;
●	our ability to obtain financing in amounts sufficient to fund our operations and continue as a going concern and avoid seeking protection under Chapters 7 or 11 of the United States Bankruptcy Code;
●	difficulties or delays in the product development process, including the results of preclinical studies or clinical trials;
●	difficulties or delays in the regulatory approval process;
●	manufacturing, sales, marketing and distribution of any of our products that may be successfully developed and approved for commercialization;
●	growth of and competition trends in our industry;
●	our expectations regarding demand for, and market acceptance of, our products;
●	our expectations regarding our relationships with investors, institutional funding partners and other parties we collaborate with;
●	fluctuations in general economic and business conditions in the markets in which we operate; including those fluctuations caused by COVID-19;
●	our ability to raise capital when needed;
●	relevant government policies and regulations relating to our industry; and
●	the outcome of any pending or threatened litigation.

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

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and subsequent quarterly reports on Form 10-Q describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized, except as may be required by law.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,510,600	$25,353,900
Accounts receivable	—	16,200
Prepaid expenses and other current assets	1,522,600	1,699,400
Total current assets	8,033,200	27,069,500
Property and equipment, net	9,157,700	3,629,000
Operating lease right-of-use asset	2,298,300	—
Other assets	31,100	31,100
Total Assets	$19,520,300	$30,729,600

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$4,163,700	$2,214,300
Accrued expenses and other current liabilities	1,154,600	741,000
Note payable	114,900	454,500
Operating lease liability - short term	535,600	—
Total current liabilities	5,968,800	3,409,800
Operating lease liability - long term	1,770,300	—
Total Liabilities	7,739,100	3,409,800

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value: 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 15,839,112 and 15,488,516 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	9,300	9,300
Preferred stock	—	—
Additional paid-in capital	94,791,300	94,527,000
Accumulated deficit	(83,019,400)	(67,216,500)
Total Stockholders’ Equity	11,781,200	27,319,800

Total Liabilities and Stockholders’ Equity	$19,520,300	$30,729,600

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$3,880,700	$2,658,100	$6,806,500	$4,543,700
General and administrative	4,551,700	2,314,100	8,990,800	4,385,100
Total operating expenses	8,432,400	4,972,200	15,797,300	8,928,800
Loss from operations	(8,432,400)	(4,972,200)	(15,797,300)	(8,928,800)
Other income (expense)
Gain on loan extinguishment	—	—	—	105,800
Interest expense	(2,700)	(2,100)	(5,500)	(5,800)
Total other income (expense)	(2,700)	(2,100)	(5,500)	100,000
Net loss	$(8,435,100)	$(4,974,300)	$(15,802,800)	$(8,828,800)
Net loss per share, basic and diluted	$(0.54)	$(0.68)	$(1.02)	$(1.21)
Weighted average common shares outstanding, basic and diluted	15,732,063	7,345,147	15,637,777	7,345,147

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three and Six Months Ended June 30, 2022

	Common Stock		Additional Paid-
	Number of		In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2022	15,488,516	$9,300	$94,527,000	$(67,216,500)	$27,319,800
Common stock discount amortization	—	—	85,100	—	85,100
Warrants underlying common stock issuance	—	—	(85,100)	—	(85,100)
Released restricted stock units	97,071	—	—	—	—
Stock compensation expense	—	—	80,100	—	80,100
Net loss	—	—	—	(7,367,800)	(7,367,800)
Balance at March 31, 2022	15,585,587	$9,300	$94,607,100	$(74,584,300)	$20,032,100
Common stock discount amortization	—	—	85,900	—	85,900
Warrants underlying common stock issuance	—	—	(85,900)	—	(85,900)
Released restricted stock units	253,525	—	—	—	—
Stock compensation expense	—	—	184,200	—	184,200
Net loss	—	—	—	(8,435,100)	(8,435,100)
Balance at June 30, 2022	15,839,112	$9,300	$94,791,300	$(83,019,400)	$11,781,200

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three and Six Months Ended June 30, 2021

	Common Stock
			Additional Paid-
	Number of		In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2021	7,332,999	$1,200	$52,988,700	$(41,627,800)	$11,362,100
Common stock discount amortization	—	—	24,700	—	24,700
Warrants underlying common stock issuance	—	—	(24,700)	—	(24,700)
Exercised stock options	—	—	—	—	—
Released restricted stock units	—	—	—	—	—
Stock compensation expense	—	—	945,200	—	945,200
Net loss	—	—	—	(3,854,500)	(3,854,500)
Balance at March 31, 2021	7,332,999	$1,200	$53,933,900	$(45,482,300)	$8,452,800
Common stock discount amortization	—	—	24,900	—	24,900
Warrants underlying common stock issuance	—	—	(24,900)	—	(24,900)
Exercised stock options	18,891	100	125,300	—	125,400
Released restricted stock units	35,610	—	—	—	—
Stock compensation expense	—	—	1,268,600	—	1,268,600
Net loss	—	—	—	(4,974,300)	(4,974,300)
Balance at June 30, 2021	7,387,500	$1,300	$55,327,800	$(50,456,600)	$4,872,500

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,802,800)	$(8,828,800)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	581,900	202,400
Stock compensation expense	264,300	2,213,800
Gain on loan extinguishment	—	(105,800)
Operating lease interest expense	139,200	—
Changes in operating assets and liabilities
Accounts receivable	16,200	—
Prepaid expenses and other current assets	176,800	151,500
Accounts payable	794,500	41,800
Accrued expenses and other current liabilities	413,600	(19,000)
Operating lease liability	(131,700)	—
Net cash used for operating activities	(13,548,000)	(6,344,100)
Cash flows from investing activities:
Purchases of property and equipment	(4,955,700)	(590,600)
Net cash used for investing activities	(4,955,700)	(590,600)
Cash flows from financing activities:
Exercise of stock options	—	125,400
Repayments of note payable	(339,600)	(270,800)
Net cash used for financing activities	(339,600)	(145,400)
Net change in cash and cash equivalents	(18,843,300)	(7,080,100)
Cash and cash equivalents:
Beginning of year	25,353,900	10,150,500
End of period	$6,510,600	$3,070,400

Supplemental disclosures of cash flow information:
Cash paid for interest on note payable	$5,500	$5,800

Supplemental disclosures of non-cash investing and financing activities:
Offering cost accruals	$—	$438,300
Accounts payable and accruals for property and equipment	$1,154,900	$14,500
ASC 842 right-of-use asset/liability implementation	$2,232,700	$—
Right-of-use asset/liability acquired through lease liability	$204,800	$—

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION

Nature of Business

Kiromic BioPharma, Inc. and subsidiaries (the "Company") is a clinical stage fully integrated biotherapeutics company formed under the Texas Business Organizations Code in December 2012.

The Company is an artificial intelligence-driven, end-to-end CAR-T and gene therapy company, developing the first multi-indication allogeneic CAR-T cell therapy, that exploits the natural potency of Gamma Delta T-cells (“GDTs”) to target solid cancers. The Company maintains offices in Houston, Texas. The Company has not generated any revenues to date.

From a development standpoint, the Company utilizes innovative engineered and non-engineered GDT manufacturing technologies and is developing proprietary, virus-free gene editing tools, to develop novel therapies for solid tumors that we believe will be effective and cost-efficient. The Procel, Isocel, and Deltacel product platform candidates consist of allogeneic cell therapy candidates that are currently in the preclinical development stage. Our Procel product candidate consists of engineered GDTs targeting PD-L1. Our Isocel product candidate consists of engineered GDTs targeting Mesothelin Isoform 2 positive tumors (“Iso-Meso”). Our Deltacel product candidate consists of non-engineered GDTs that have been expanded, enriched, and activated ex-vivo through a proprietary process, and are used to treat solid tumors regardless of the specific tumor antigen expression.

The Company currently has one clinical trial candidate with the Procel product candidate platform titled ALEXIS-PRO-1. The Company currently has one clinical trial candidate with the Isocel product candidate platform titled ALEXIS-ISO-1. The ALEXIS-PRO-1 clinical trial candidate is our allogeneic GDT therapy product candidate targeting PD-L1. The ALEXIS-ISO-1 clinical trial candidate is our allogeneic GDT therapy product candidate targeting an isoform of Mesothelin that is preferentially present on tumor cells, namely Iso-Meso.

The Company filed two investigational new drug (“IND”) applications in May 2021 for ALEXIS-PRO-1 and ALEXIS-ISO-1. The Food and Drug Administration (“FDA”) placed these applications under a clinical hold in June 2021. On July 13, 2021, the Company received the FDA’s formal clinical hold letters, which asked the Company to address key components regarding the chemical, manufacturing, and control components of the IND applications. Those components included tracing of all reagents used in manufacturing, flow chart of manufacturing processes, and certificate of analysis. The Company is currently working on addressing the FDA’s comments.

Going Concern— These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $13,548,000 for the six months ended June 30, 2022, and an accumulated deficit of $83,019,400 as of June 30, 2022. To date, the Company has relied on equity and debt financing to fund its operations. The Company’s product candidates are still in the early stages of development, and substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. The Company does not have sufficient cash on hand or available liquidity to meet its obligations through the twelve months following the date the condensed consolidated financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

Given its projected operating requirements and its existing cash and cash equivalents, management’s plans include evaluating different strategies to obtain the required funding of future operations. These plans may include, but are not limited to, obtaining funding from current or new investors. However, there can be no assurance that the Company will be able to secure financing, or if available, that it will be sufficient to meet its needs or on favorable terms. Therefore, the plans cannot be deemed probable of being implemented. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. In the event the Company is unable to secure financing sufficient to allow it to meet its obligations as they become due, the Company may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2021. The results of operations for the period ended June 30, 2022 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2021 contains financial information taken from the audited Company consolidated financial statements as of that date.

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

Cash and Cash Equivalents—As of June 30, 2022 and December 31, 2021, cash and cash equivalents consisted entirely of cash on hand and bank deposits. The Company considers all highly liquid instruments with remaining maturities at purchase of 90 days or less to be cash equivalents.

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

Deposit—In connection with one of the Company’s facility leases, a deposit is held by the lessor per the terms of the noncancelable agreement. The deposit has been recorded as a long term asset on the Company’s condensed consolidated balance sheets.

Deferred Public Offering Costs—In the six months ended June 30, 2021, the Company began incurring costs in connection with the filing of a Registration Statements on Form S-1 and Form S-1/A for a public offering, which were deferred in other current assets in accordance with ASC 505-10-25, Equity, in the condensed consolidated balance sheets. Public offering costs consist of legal, accounting, and other costs directly related to the Company's efforts to raise capital. As of June 30, 2022 and 2021, $0 and $478,900 of deferred costs related to the public offering were classified as prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Internal Use Software Development Costs—The Company capitalizes certain costs incurred to develop internal use software. All costs incurred that relate to planning and post-implementation phases of development are expensed as incurred. Costs incurred in the development and implementation phases are capitalized and amortized over the estimated life of the software, generally five years. The Company did not capitalize any software development costs during the three and six months ended June 30, 2022 or 2021.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations. No such interest or penalties were recognized during the three and six months ended June 30, 2022 or 2021.

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

There were no changes in the fair value hierarchy levels during the three and six months ended June 30, 2022 or 2021.

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

The Company estimates the grant-date fair value of stock options using the Black-Scholes model and the assumptions used to value such stock options are determined as follows:

Expected Term. The expected term represents the period that the Company’s stock options are expected to be outstanding. Due to limitations on the sale or transfer of the Company’s common stock under the lock-up agreements and market standoff components of the stock option agreements, the Company does not believe its historical exercise pattern is indicative of the pattern it will experience after restricted periods expire. The Company uses the Staff Accounting Bulletin (“SAB”) No. 110, simplified method to calculate the expected term, which is the average of the contractual term and vesting period.

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

Common Stock Valuations. During the three and six months ended June 30, 2022 and 2021, the closing price listed on the Nasdaq Capital Market for the Company’s common stock on the date of the grant was used as the common stock valuation. Future expense amounts for any particular period could be affected by changes in assumptions or market conditions.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11 to amend certain aspects of Topic 842. These amendments provide entities with an additional (and optional) transition method to adopt Topic 842. Under this transition method, an entity initially applies the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings (or other components of equity or net assets, as appropriate) in the period of adoption. On October 16, 2019, the FASB changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2022. Accordingly, the Company has adopted Topic 842 beginning in the first quarter of 2022. Modified retroactive transition approach will be required for operating leases existing at or entered into after the beginning of the earliest comparative period presented. The Company notes that adopting the new standard resulted in recording a lease liability and right-of-use asset associated with the Company’s facility lease agreement and subsequent amendments thereto totaling $2,232,700, as of January 1, 2022.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net loss	$(8,435,100)	$(4,974,300)	$(15,802,800)	$(8,828,800)
Less: initial public offering Common Stock discount amortization	(24,900)	(24,900)	(49,600)	(49,600)
Less: public offering Common Stock discount amortization	(61,000)	—	(121,400)	—
Net loss attributable to common shareholders, basic and diluted	$(8,521,000)	$(4,999,200)	$(15,973,800)	$(8,878,400)
Weighted average common shares outstanding, basic and diluted	15,732,063	7,345,147	15,637,777	7,345,147
Net loss per common share, basic and diluted	$(0.54)	$(0.68)	$(1.02)	$(1.21)

For the three and six months ended June 30, 2022 and 2021, potentially dilutive securities excluded from the computations of diluted weighted-average shares of common stock outstanding were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock options	—	—	—	167
Restricted stock units	—	34,668	—	66,668
Total	—	34,668	—	66,835

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Equipment	$2,468,300	$1,593,100
Leasehold improvements	7,184,700	1,464,700
Office furniture, fixtures, and equipment	137,300	16,600
Software	359,500	359,500
Construction in progress	621,300	1,226,600
	10,771,100	4,660,500
Less: Accumulated depreciation	(1,613,400)	(1,031,500)
Total	$9,157,700	$3,629,000

Depreciation expense was $399,100 and $106,800 for the three months ended June 30, 2022 and 2021, respectively, and $581,900 and $202,400 for the six months ended June 30, 2022 and 2021, respectively. Depreciation expense is allocated between research and development and general and administrative operating expenses on the condensed consolidated statements of operations.

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Accrued consulting and outside services	$504,100	$467,100
Accrued compensation	650,500	273,900
Total	$1,154,600	$741,000

6.LOAN PAYABLE

On May 1, 2020, the Company received a loan in the principal amount of $115,600 (the “SBA Loan”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”). The intent and purpose of the PPP is to support companies, during the COVID-19 pandemic, by providing funds for certain specified business expenses, with a focus on payroll. As a qualifying business as defined by the SBA, the Company used the proceeds from this loan to primarily help maintain its payroll. The term of the SBA Loan promissory note (“the Note”) is two years, though it may be payable sooner in connection with an event of default under the Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels.

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

7.NOTE PAYABLE

In November 2021, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $665,900 with an annual interest rate of 4.59%, to be paid over a period of ten months. As of June 30, 2022 and December 31, 2021, the remaining payable balance on the financed amount was $114,900 and $454,500, respectively.

8.COMMITMENTS AND CONTINGENCIES

License Agreements—The Company has entered into a number of licensing arrangements for various intellectual property and licensed patent rights for technologies being developed for commercial sale. As part of these arrangements, the Company is subject to contingent milestone payments in accordance with agreed-upon development objectives, as well as future royalty payments on product sales of the underlying assets. As of June 30, 2022 and December 31, 2021, the Company has not incurred any milestone or royalty liabilities related to these license agreements.

Legal Proceedings— On March 22, 2021, Jason Terrell (“Terrell”), a former consultant and former director of the Company, commenced an action against us in the Court of Chancery of the State of Delaware, C.A. No. 2021-0248-MTZ (the “Action”). In the Action, Terrell seeks a declaratory judgment that the Company is obligated to issue him (i) options to purchase 500,000 shares of common stock at a price of $0.50 per share pursuant to an alleged 2014 consulting agreement, and (ii) options to purchase an additional 500,005 shares of common stock at a price of $0.17 per share pursuant to an alleged January 2017 non-employee director options agreement. In his complaint, Terrell also claimed that, pursuant to the operative certificate of incorporation, he is entitled to indemnification from us for attorneys’ fees and costs he incurs in connection with the Action because the Action arises in connection with his position as a former director.

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

Subsequently, the parties agreed upon a process for coordinating submissions and/or presentations to the Compensation Committee. The parties made their respective written submissions to the Compensation Committee on March 31, 2022. As of June 30, 2022, the parties were awaiting the Compensation Committee’s determination(s). As of June 30, 2022, the Action was stayed. See Item 1. Legal Proceedings in this report for further information.

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

As a result of the disclosure omission of the June 16 and 17 FDA Communications, on March 7, 2022, entities related to Sabby Management LLC (the “Sabby Entities”) and Empery Asset Management, LP (the “Empery Entities”) filed a complaint in the United States District Court for the Southern District of New York asserting claims against the Company and certain current and former officers and directors of the Company for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021. On July 1, 2022, the defendants filed motions to dismiss the complaint. In response, on July 22, 2022, the plaintiffs amended their complaint to, among other things, include ThinkEquity LLC as a defendant. The plaintiffs seek unspecified damages; rescission to the extent they still hold the Company’s securities, or if sold, rescissory damages; reasonable costs and expenses, including attorneys’ and experts’ fees; and other unspecified equitable and injunctive relief. The Court directed the defendants to respond to the amended complaint by August 12,

2022. At the parties’ request, the Court extended the defendants’ response date to September 12, 2022 to allow the parties time to discuss a potential resolution. Those discussions are ongoing. The Company has evaluated that it is reasonably possible that the Sabby Entities’ and Empery Entities’ claims may result in an estimated loss ranging between $0 and $8,100,000. This estimated range of loss excludes any legal and others costs that we will incur in connection with the defense of this action, and any legal and other costs incurred by the other defendants that we are required to reimburse. Subject to certain exceptions, the Company is obligated to indemnify the defendants in this action, including ThinkEquity, for their reasonable costs incurred in connection with this action and those costs could be substantial.

On August 5, 2022, Ronald H. Karp filed a class action complaint in the United States District Court for the Southern District of New York covering the same subject matter as the Sabby Entities’ and Empery Entities’ claim discussed above asserting claims against the Company and certain current and former officers and directors for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021 and Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the certain statements and acts made by the defendants between June 25, 2021 and August 13, 2021. The Company has evaluated the Karp class claims and has determined that it is not possible to estimate a potential range of loss at this time.

The Company regularly assesses all contingencies and believes, based on information presently known, the Company is not involved in any other matters that would have a material effect on the Company’s financial position, results of operations and cash flows.

9.LEASES

The Company adopted FASB ASU No. 2016-02, Leases (Topic 842) on January 1, 2022, using the modified retrospective method, in which it did not restate prior periods. Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance within Topic 842 which, among other things, allowed the Company to carry forward the historical lease classification.

In our implementation of ASU No. 2016-02 the Company elected to discount lease obligations using our incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company’s incremental borrowing rate represents the rate of interest that it would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company considers publicly available data for instruments with similar terms and characteristics when determining its incremental borrowing rates. In addition, we elected the practical expedient to account for the lease and non-lease components on a combined basis. The Company intends to use the full lease term under the existing lease agreement as the lease term, which is currently set to expire on April 30, 2026. As of June 30, 2022, the Company is not able to determine if any renewal options will be exercised.

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

The following table indicates the balance sheet line items that include the right-of-use assets and lease liabilities for our operating lease:

June 30,
2022
Operating lease
Right-of-Use Asset
Operating lease	$2,298,300
Total right-of use asset	$2,298,300

Lease Liabilities
Operating lease - short term	$(535,600)
Operating lease - long term	(1,770,300)
Total lease liabilities	$(2,305,900)

For the three and six months ended June 30, 2022, the components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Operating lease cost allocated to research and development expense	$131,300	213,700
Operating lease cost allocated to general and administrative expense	38,200	106,300
Total lease expense	$169,500	$320,000
Weighted-average remaining lease term	3.84	3.84
Weighted-average discount rate	7.12%	7.12%

As of June 30, 2022 the maturities of the Company’s operating lease liabilities were as follows:

Maturity of Lease Liabilities	Operating lease
2022	$338,800
2023	684,300
2024	687,700
2025	694,300
2026	232,600
Total lease payments	2,637,700
Less: imputed interest	(331,800)
Present value of lease payments	$2,305,900

The Company maintains a month to month lease in Arlington, VA, which is considered a short term lease. The Company elected to exclude this lease from the determination of the right-of-use asset and lease liability, as permitted under ASC 842. The Company will recognize the lease payments in profit or loss in the statement of operations on a straight-line basis over the term of the lease. The monthly rent expense as of June 30, 2022 is $2,500 per month. For the three and six months ended June 30, 2022, short-term lease were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
Short-term lease expense	$7,500	$15,000

Under ASC 840, rent expense recognized under the leases was $74,900 and $143,900 for the three and six months ended June 30, 2021.

10.STOCKHOLDERS’ EQUITY

As of June 30, 2022 and December 31, 2021, the Company was authorized to issue 300,000,000 shares of common stock and 60,000,000 shares of Preferred Stock, of which 24,000,000 shares were designated as Series A-1 Preferred Stock and 16,500,000 shares were designated as Series B Preferred Stock.

Common Stock—As of June 30, 2022 and December 31, 2021, the Company has a single class of common stock.

On July 2, 2021, the Company received net proceeds of $37,118,100 from its public offering, after deducting underwriting discounts and commissions of $2,494,900 and other offering expenses of $457,000 incurred. The Company issued and sold 8,000,000 shares of common stock in the public offering at a price of $5.00 per share.

Below is a table that outlines the initial value of issuances allocated to the IPO and public offering of common stock and the IPO and public offering common stock discount amortization, during the six months ended June 30:

	2022	2021
Common Stock
Balance at January 1,	$48,264,300	$11,975,400
Common stock initial public offering discount amortization	24,700	24,700
Common stock public offering discount amortization	60,400	—
Balance at March 31,	$48,349,400	$12,000,100
Common stock initial public offering discount amortization	24,900	24,900
Common stock public offering discount amortization	61,000	—
Balance at June 30,	$48,435,300	$12,025,000

The Company has never paid dividends and has no plans to pay dividends on common stock. As of December 31, 2017, the Company adopted the 2017 Plan.

As of June 25, 2021, the Company adopted the 2021 Plan. Under the 2021 Plan, the Board approved an additional 200,000 shares to be reserved and authorized under the 2021 Plan plus any unallocated shares from the 2017 Plan. On June 22, 2022, the Board approved an additional 1,000,000 shares to be reserved and authorized under 2021 Plan.

There were 1,149,682 shares and 433,895 shares available for issuance as of June 30, 2022, and December 31, 2021, respectively.

Representative’s Warrants—In connection with the IPO on October 15, 2020, the Company granted the underwriters warrants (the “Underwriters’ Warrants”) to purchase an aggregate of 62,500 shares of common stock at an exercise price of $15.00 per share, which is 125% of the initial public offering price. The Underwriters’ Warrants have a five-year term and were not exercisable prior to April 13, 2021. All of the Underwriters’ Warrants were outstanding and exercisable at June 30, 2022.

These warrants were equity classified. As of June 30, 2022 and December 31, 2021, the warrant fair values of $207,700 and $257,300, respectively, is reflected as additional paid-in capital. On the issuance date, the Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions on October 15, 2020:

Risk-free interest rate	0.18%
Expected volatility	94.08%
Expected life (years)	2.74
Expected dividend yield	0%

In connection with the public offering on July 2, 2021, the Company granted the underwriters warrants (the “Additional Underwriters’ Warrants”) to purchase an aggregate of 400,000 shares of common stock at an exercise price of $6.25 per share, which is 125% of the initial public offering price. The Additional Underwriters’ Warrants have a five-year term and are not exercisable prior to January 2, 2022. All of the Additional Underwriters’ Warrants were outstanding at June 30, 2022.

These warrants were equity classified. As of June 30, 2022 and December 31, 2021, the fair value of the warrants was $807,900 and $929,300, respectively, and is reflected as additional paid-in capital. On the issuance date, the Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions on July 2, 2021:

Risk-free interest rate	0.40%
Expected volatility	98.27%
Expected life (years)	2.75
Expected dividend yield	0%

11.STOCK-BASED COMPENSATION

2017 Stock Incentive Plan— Stock Options

The Black-Scholes option-pricing model was used to estimate the fair value of stock options with the following weighted-average assumptions for the six months ended June 30, 2022 and 2021:

	June 30,	June 30,
	2022	2021
Risk-free interest rate	1.09%	1.09%
Expected volatility	83.34%	83.34%
Expected life (years)	6.22	6.22
Expected dividend yield	0%	0%

The following table summarizes the activity for all stock options outstanding at June 30 under the 2017 Plan:

	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of year	380,909	$8.57	489,718	$10.03
Granted	—	—	147,038	8.47
Exercised	—	—	(18,891)	6.64
Cancelled and forfeited	(42,037)	9.19	(59,430)	17.86
Balance at June 30	338,872	$8.49	558,435	$8.90
Options exercisable at June 30:	334,964	$8.50	391,572	$8.84

Weighted average grant date fair value for options granted and expected to be vested during the period:		$—		$8.47

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2022 and 2021 under the 2017 Plan:

	Options Outstanding				Options Exercisable
Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
As of	Options	Contractual	Exercise	Intrinsic	Options	Exercise	Intrinsic
June 30,	Outstanding	Life	Price	Value	Exercisable	Price	Value
2022	338,872	5.52	$8.49	—	334,964	$8.50	—
2021	558,435	7.43	$8.90	—	391,572	$8.84	—

Total stock compensation expense recognized from stock-based compensation awards classified as stock options were recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$3,000	$22,900	$52,000	$41,900
General and administrative	7,000	54,900	15,000	156,900
Total	$10,000	$77,800	$67,000	$198,800

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

As of June 30, 2022, total unrecognized stock compensation expense is $21,400 related to unvested stock options to be recognized over the remaining weighted-average vesting period of 0.57 years.

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

In the six months ended June 30, 2022 and 2021, the fair value of the shares of common stock underlying restricted stock units was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all RSUs outstanding at June 30 under the 2017 Plan:

	2022		2021
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of year, as restated	510,851	$12.48	946,245	$12.81
Granted	—	—	166,660	7.98
Vested	(10,682)	8.64	(36,791)	6.44
Cancelled and forfeited	(335,719)	12.79	(627)	9.00
Nonvested RSUs at June 30,	164,450	$12.09	1,075,487	$12.28

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

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$1,900	$866,100	$13,900	$1,133,800
General and administrative	2,400	283,800	(4,700)	840,300
Total	$4,300	$1,149,900	$9,200	$1,974,100

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

2021 Stock Incentive Plan—Restricted Stock Units

The 2021 Plan permits the Company to grant equity awards for up to 1,217,292 shares of the Company’s common stock awards, including incentive stock options; non-statutory stock options; and conditional share awards to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited, or expired are returned to the 2021 Plan and are available for grant in conjunction with the issuance of new common stock awards. RSUs vest over a specified amount of time or when certain performance metrics are achieved by the Company.

In the six months ended June 30, 2022, the fair value of the shares of common stock underlying restricted stock units was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all RSUs outstanding at June 30, 2022 and 2021 under the 2021 Plan:

	2022		2021
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per share
Nonvested RSUs at beginning of year	62,049	$5.52	—	$—
Granted	—	—	23,613	8.47
Vested	—	—	(4,723)	8.47
Cancelled and forfeited	(3,939)	4.22	—	—
Nonvested RSUs at June 30,	58,110	$5.61	18,890	$8.47

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$17,400	$—	$25,700	$—
General and administrative	19,900	40,900	29,800	40,900
Total	$37,300	$40,900	$55,500	$40,900

2021 Stock Incentive Plan — Stock Options

The Black-Scholes option-pricing model was used to estimate the fair value of stock options with the following weighted average assumptions for the month ended June 30:

June 30,
2022
Risk-free interest rate	2.99%
Expected volatility	119.55%
Expected life (years)	5.10
Expected dividend yield	0%

In the six months ended June 30, 2022, the fair value of the common shares underlying the stock options was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all stock options outstanding at June 30 under the 2021 Plan:

	2022
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of year	—	$—
Granted	734,400	0.43
Exercised	—	—
Cancelled and forfeited	—	—
Balance at June 30	734,400	$0.43
Options exercisable at June 30:	367,200	$0.43

Weighted average grant date fair value for options granted and expected to be vested during the period:		$0.36

The following table summarizes additional information about stock options outstanding and exercisable at June 30, 2022 under the 2021 Plan:

	Options Outstanding				Options Exercisable
Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
As of	Options	Contractual	Exercise	Intrinsic	Options	Exercise	Intrinsic
June 30,	Outstanding	Life	Price	Value	Exercisable	Price	Value
2022	734,400	10.00	$0.43	—	367,200	$0.43	—

Total stock compensation expense recognized from stock-based compensation awards classified as stock options were recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$—	$—	$—	$—
General and administrative	132,600	—	132,600	—
Total	$132,600	$—	$132,600	$—

As of June 30, 2022, total unrecognized stock compensation expense is $131,300, related to unvested stock options to be recognized over the remaining weighted-average vesting period of 0.5 years.

12.INCOME TAXES

The Company’s effective tax rate from continuing operations was 0% for the three and six months ended June 30, 2022 and 2021. The Company recorded no income tax provision for the three and six months ended June 30, 2022 or 2021.

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

Our Business

Overview

Kiromic BioPharma, Inc. (together with its subsidiary, “we,” “us,” “our” or the “Company”) is an Artificial Intelligence (“AI”) driven, end-to-end allogeneic cell therapy company, currently developing multi-indication allogeneic T cell therapies that exploits the natural potency of Gamma Delta T cells (“GDTs”) to target solid tumors. Our end-to-end approach consists of target discovery and validation, product development, and current good manufacturing practices (“cGMP”), which we believe will allow us to leverage a new framework for the next generation of cell therapies. We also have new technologies in development that we believe will support our end-to-end approach.

From a development standpoint, we utilize innovative engineered and non-engineered GDT manufacturing technologies and are developing proprietary, virus-free gene editing tools, to develop novel therapies for solid tumors that we believe will be effective and cost-efficient. Our Procel, Isocel, and Deltacel product platform candidates consists of allogeneic cell therapy candidates that are currently in the preclinical development stage. Our Procel product candidate consists of engineered GDTs targeting PD-L1. Our Isocel product candidate consists of engineered GDTs targeting Mesothelin Isoform 2 positive tumors (“Iso-Meso”). Our Deltacel product candidate consists of non-engineered GDTs that have been expanded, enriched, and activated ex-vivo through a proprietary process, and are used to treat solid tumors regardless of the specific tumor antigen expression.

We currently have one clinical trial candidate with the Procel product candidate platform titled ALEXIS-PRO-1. We currently have one clinical trial candidate with the Isocel product candidate platform titled ALEXIS-ISO-1. Our ALEXIS-PRO-1 clinical trial candidate is our allogeneic GDT therapy product candidate targeting PD-L1. Our ALEXIS-ISO-1 clinical trial candidate is our allogeneic GDT therapy product candidate targeting an isoform of Mesothelin that is preferentially present on tumor cells, namely Iso-Meso. The IND applications for these trial candidates have been on a clinical hold since June 2021. We are currently working on addressing the FDA’s comments. Accordingly, we expect the clinical hold on ALEXIS-PRO-1 will be lifted in the first half of 2023 allowing us to begin the activation process for the clinical trial by the end of the second quarter of 2023. For ALEXIS-ISO-1, we are targeting the activation process for the clinical trial to begin by the end of the last quarter of 2023. The beginning of the activation process for the clinical trials begins after the following two events: (1) the IND is considered effective (which would take place 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period); and (2) commencing the review and approval process by an independent IRB or ethics committee at the first clinical trial site.

We have also entered into a Sponsored Research Agreement (the “SRA”) with The University of Texas MD Anderson Cancer Center (“MD Anderson”) Principal Investigator to facilitate the development of our Deltacel, Procel, and Isocel product candidate platforms. We believe the SRA will generate sufficient in-vivo pre-clinical data to support three new GDT therapy IND submissions that we hope to submit, including INDs for: (1) Deltacel in combination with a standard anti-tumor modality (“IND #1”); (2) Procel in combination with a standard anti-tumor modality (“IND #2”); and (3) Isocel in combination with standard anti-tumor modality (“IND #3”). These three INDs have not been submitted to the FDA yet, and the trial candidates are described in further detail below. The beginning of the activation process for the clinical trials begins after the following two events: (1) the IND is considered effective (which would take place 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period); and (2) commencing the review and approval process by an independent institutional review board (“IRB”) or ethics committee at the first clinical trial site.

IND #1 will evaluate Deltacel GDTs in combination with a standard anti-tumor modality. We are planning to submit this IND during the second half of 2022, and believe clinical activation may begin by the end of the fourth quarter of 2022. IND #2 combines the standard anti-tumor modality and our genetically engineered product candidate targeting PD-L1, which is the target associated with the ALEXIS-PRO-1 clinical trial candidate on the Procel product candidate platform. We are planning to submit this IND during the first half of 2023, and believe clinical activation will begin by the end of the second quarter of 2023. IND #3 combines the standard anti-tumor modality and our genetically engineered product candidate targeting Iso-Meso, the target associated with the ALEXIS-ISO-1 clinical trial candidate on the Isocel product candidate platform. We are planning to submit this IND during the second half of 2023, with clinical activation targeted to begin by the end of the fourth quarter of 2023.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began principal business operations in 2012. As discussed in more detail below, the Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond September 2022.

Recent Developments

Terminated Equity Offering

On June 27, 2022, the Company filed a registration statement on Form S-1 (Registration No. 333-265860) with the Securities and Exchange Commission (the “SEC”), pursuant to which it planned to offer up to 62,500,000 shares of common stock (and/or pre-funded warrants in lieu thereof) and warrants to purchase up to 62,500,000 shares of the Company’s common stock in an underwritten public offering. The Company and ThinkEquity LLC, the underwriter (the “Underwriter”) of this planned offering were conducting road shows with potential investors when the plaintiffs in the securities litigation described below filed an amended complaint to add the Underwriter as a defendant in the lawsuit.

As discussed in more detail under Part II. “Item 1. Legal Proceedings”, on March 7, 2022, entities related to Sabby Management LLC and Empery Asset Management, LP filed a complaint in the United States District Court for the Southern District of New York alleging claims against the Company and certain current and former officers and directors of the Company. On July 22, 2022, the plaintiffs amended their complaint to, among other things, include the Underwriter as a defendant. As a result, the Underwriter suspended the offering, including the roadshows. As a result, on August 12, 2022, the Company terminated the engagement of the Underwriter for cause due to, among other reasons, its unwillingness to continue with the offering. As discussed below, the Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. However, there is no assurance that the Company will be able to secure financing on acceptable terms, if at all.

Going Concern and Liquidity

We do not have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the condensed consolidated financial statements are issued. Therefore, this condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans were updated to evaluate different strategies to obtain the required funding of future operations. These plans may include, but are not limited to, additional funding from current or new investors; however, if we are unable to raise additional funding to meet working capital needs, we will be forced to delay or reduce the scope of our research programs and/or limit or cease operations. The negative cash flows and lack of financial resources raised substantial doubt as to our ability to continue as a going concern, and that substantial doubt has not been alleviated. Therefore, this condition raises substantial doubt about the Company’s ability to continue as a going concern. See Note 1 to the Company’s Condensed Consolidated Financial Statements, “Going Concern” for further details.

The Company’s estimated cash and cash equivalents were $3,680,300 as of July 31, 2022. The Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. The Company has begun working with a financial advisor to assist it with its efforts to obtain financing. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond September 2022. However, management is currently evaluating various cost reduction actions, including possible reductions in the Company’s workforce and suspending research and development expenditures on one or more product candidates, in order to reduce the Company’s expenditures and preserve cash. We are not able to predict whether any such cost reduction actions will be successful.

As a result of the pending securities litigation and the Company’s current liquidity position, management can provide no assurance that the Company will be able to obtain financing on acceptable terms, if at all. If financing is available, it may not be on favorable terms and may have a significant dilutive effect on our existing stockholders. In the event we are unable to secure financing sufficient to allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. See Part II, Item 1A. “Risk Factors” for further details.

Clinical Update

On June 30, 2022, we completed construction on our expanded cGMP manufacturing facility in Houston. Such expansion is one of the conditions required for the Company to begin the activation of its cell therapy clinical trial for the Deltacel™ product candidate by the end of 2022. The completion also addresses a key component in the clinical hold communication the Company received from the FDA in June 2021.

On June 21, 2022, we announced our revised pipeline to prioritize submission of IND #1, the Deltacel product candidate in combination with a standard antitumor modality. We believe that this action advances our non-viral, non-engineered product candidate while also reducing costs, and mitigating current supply chain headwinds associated with a virus-based approach. We also announced that we will also pursue new INDs for IND #2 and IND #3, which are our Procel and Isocel product candidates in combination with a standard antitumor modality in 2023. Clinical activation for IND #2 is expected to begin by the end of the second quarter of 2023. Clinical activation for IND #3 is targeted to begin by the end of the fourth quarter of 2023.

In the same press release, we announced our revised clinical timeline. Pursuant to the announcement, we plan to re-submit the IND for ALEXIS-PRO-1 in the first half of 2023, with clinical activation expected to begin by the end of second quarter 2023. Also, we plan to re-submit the IND for ALEXIS-ISO-1 in the second half of 2023, with clinical activation targeted to begin by the end of fourth quarter 2023. Our expectations on timing may change depending on the nature and amount of financing we are able to secure, and any cost reduction actions the Company takes in order to reduce the Company’s expenditures and preserve cash.

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

Remediation Actions resulting from the Internal Review

1.	The Board approved the inclusion of certain Risk Factors for inclusion in its periodic reports. See Part II, Item 1A. Risk Factors in the Form 10-K for the year ended December 31, 2021 for further information.
2.	On January 10, 2022, the Board approved the formation of a Disclosure Committee comprised of certain members of the management including (i) its Chief Executive Officer; (ii) the executive in charge of overseeing submissions of any nature to the FDA; (iii) its Chief Financial Officer; (iv) its General Counsel, if any; (v) its Controller, if any; (vi) any other finance executive overseeing financial disclosures; (vii) the executive in charge of investor relations, if any; and (viii) such other employees as the Chief Financial Officer, who serves as chairman of the Disclosure Committee, may invite from time to time. The Disclosure Committee shall be responsible for preparing and reviewing all corporate disclosures made by us to our security holders, the Securities and Exchange Commission and/or the broader investment community to ensure that such disclosures (i) shall be accurate and complete; (ii) shall fairly present, in all material respects, our financial condition, results of operations and cash flows; and (iii) shall be made on a timely basis in accordance with all applicable requirements of (A) the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder, (B) the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (C) the Nasdaq Stock Market or such other stock exchange on which the our securities may be traded and (D) any other applicable laws or legal requirements. The Board adopted and approved the Disclosure Committee Charter.

3.	The Board terminated Maurizio Chiriva-Internati as Chief Executive Officer for cause on January 27, 2022, after the Special Committee’s Internal Review found evidence of conduct that the Board believed was inconsistent with the company policies. Under the terms of the Executive Employment Agreement between Dr. Chiriva and the Company effective as of July 1, 2020, as amended October 21, 2021, as the result of the termination of his employment, Dr. Chiriva also is deemed to have resigned as a Director on the Board effective as of January 27, 2022.

4.	The Board named Pietro Bersani as Interim Chief Executive Officer, effective as of January 27, 2022. A search for a permanent Chief Executive Officer will be commenced with the assistance of an executive recruiter. Mr. Bersani has resigned from all Committees of the Board.

5.	The Board named independent Director Michael Nagel as Chairperson of the Board, effective as of January 27, 2022.

6.	The Board approved the appointment of Frank Tirelli as a member of the Board to fill a vacancy, effective as of January 28, 2022. The Board has determined that Mr. Tirelli is “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). Mr. Tirelli has been named Chairperson of the Audit Committee effective January 28, 2022. He was also nominated and appointed as a member of the Nominating and Corporate Governance Committee effective March 1, 2022. Mr. Tirelli was nominated by our Nominating and Corporate Governance Committee of the Board after a thorough review of all his background, relevant experience, and professional and personal reputations.

7.	On February 10, 2022, we and Dr. Scott Dahlbeck (“Dr. Dahlbeck”) entered into a Modification to Employment Agreement dated as of February 9, 2022 (the “Dahlbeck Agreement”). The Dahlbeck Agreement amends and supersedes certain terms of the Employment Agreement dated as of January 1, 2020, between the Company and Dr. Dahlbeck. Pursuant to the Dahlbeck Agreement, effective as of February 9, 2022, Dr. Dahlbeck’s title was changed to Chief of Staff, and he ceased to be our Chief Medical Officer and Head of Clinical.

8.	On February 10, 2022, we and Mr. Gianluca Rotino (“Mr. Rotino”) entered into a Transition and Consulting Agreement dated as of February 9, 2022 (the “Rotino Agreement”). Pursuant to the terms of the Rotino Agreement, effective as of February 9, 2022, Mr. Rotino’s employment as our Chief Strategy and Innovation Officer terminated and the Company retained Mr. Rotino to provide consulting services to the Company for a period of nine months (or until November 9, 2022). Notwithstanding the foregoing, the Rotino Agreement may be terminated by either us or Mr. Rotino upon 30 days’ prior written notice, except no such prior notice shall be required in the event we terminate the Rotino Agreement for cause.

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

Research and development activities are central to our business model. We expect that our research and development expenses will comprise a larger percentage of our total expenses as we initiate Phase 1 clinical trials for our IND #1,

ALEXIS-PRO-1, IND #2, ALEXIS-ISO-1, and IND #3 trial candidates and continue to discover and develop additional candidates. However, management is currently evaluating various cost reduction actions, including suspending research and development expenditures on one or more product candidates, in order to reduce the Company’s expenditures and preserve cash. As of the date of this quarterly report, we are not able to predict on what product candidates and how much expenditures we plan to reduce. However, we expect that our research and development and general and administrative costs will increase over the long-term, even if we are able to successfully reduce our costs in the short-term in order to preserve cash in light of the Company’s current liquidity situation.

We cannot determine with certainty the duration and costs of future clinical trials of our Deltacel, Procel, and Isocel product candidates, or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our IND #1, ALEXIS-PRO-1, IND #2, ALEXIS-ISO-1, and IND #3 trial candidates and any other our trial candidate we may develop will depend on a variety of factors, including:

●	the scope, rate of progress, expense and results of clinical trials of our IND #1, ALEXIS-PRO-1, IND #2, ALEXIS-ISO-1, and IND #3 trial candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;
●	uncertainties in clinical trial design and patient enrollment rates;
●	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any marketing approvals;
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	our ability to effectively address the deficiencies elucidated in the FDA’s clinical hold letters for our IND applications related to key chemical manufacturing and control components.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations for the three months ended June 30, 2022 and 2021.

	Three Months Ended
	June 30,		Increase (Decrease)
	2022	2021	$	%
Operating expenses:
Research and development	$3,880,700	$2,658,100	$1,222,600	46.00%
General and administrative	4,551,700	2,314,100	2,237,600	96.69%
Total operating expenses	8,432,400	4,972,200	3,460,200	69.59%
Loss from operations	(8,432,400)	(4,972,200)	3,460,200	69.59%
Other expense
Interest expense	(2,700)	(2,100)	600	28.57%
Total other expense	(2,700)	(2,100)	600	28.57%
Net loss	$(8,435,100)	$(4,974,300)	$3,459,600	69.55%

Research and development expenses. Our research and development expenses increased by $1,222,600, or 46.00%, to $3,880,700 for the three months ended June 30, 2022, from $2,658,100 for the three months ended June 30, 2021. The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended
	June 30,		Increase (Decrease)
	2022	2021	$	%
Direct research and development expenses by product candidate:
ALEXIS-PRO-1	$207,500	$7,900	$199,600	2,526.58%
ALEXIS-ISO-1	203,100	407,400	(204,300)	(50.15)%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	1,470,200	929,600	540,600	58.15%
Laboratory supplies and services	581,200	239,000	342,200	143.18%
Outsourced research and development	655,000	746,000	(91,000)	(12.20)%
Laboratory equipment and maintenance	74,100	27,500	46,600	169.45%
Facility-related costs	657,900	208,500	449,400	215.54%
Intellectual property	26,400	88,800	(62,400)	(70.27)%
Other research and development costs	5,300	3,400	1,900	55.88%
Total research and development expenses	$3,880,700	$2,658,100	$1,222,600	46.00%

As illustrated above, the increase in research and development expenses primarily resulted from (i) a $540,600 increase in employee related costs, which primarily included a $780,900 increase in wages, benefits and payroll taxes, offset by reduced stock compensation expenses of $269,400 attributable to research and development employees; (ii) a $342,200 increase in laboratory supplies and services, which primarily included a $395,100 increase in supply fees, and offset by reduction of $174,000 in disposables purchases; (iii) a $449,400 increase in facility related costs, which was driven by increased in depreciation and facility expenses due to increase in leased facility space, as well as completions of leasehold improvements attributing to increased depreciation; and (iv) a $199,600 increase in ALEXIS-PRO-1 direct research and development costs, which was mainly driven by increased disposables and consumables for GDT manufacturing, in-vitro, and in-vivo experimentation costs.

These cost increases were primarily incurred to support GDT manufacturing as well as preparing our product candidates for IND resubmission.

1.

Augmented our research and development team: in the three months ended June 30, 2022 and 2021, our average headcount increased to 42 employees from 22 employees allocable to research and development and clinical trials preparation.

2.	ALEXIS-PRO-1 Manufacturing and Experimentation: $199,600 increase in spending during the three months ended June 30, 2022, from manufacturing expanded GDTs in the recently expanded GMP facilities.

General and administrative expenses. Our general and administrative expenses increased by $2,237,600, or 96.69%, to $4,551,700 for the three months ended June 30, 2022, from $2,314,100 for the three months ended June 30, 2021.

During the three months ended June 30, 2022, the increase primarily resulted from an increase in professional services of $1,398,400, as well as an increase in employee related expenses of $1,179,000.

The increase in professional services was primarily driven by an increase in legal expenses of $1,123,400, and $275,000 in professional services fees. We incurred significant legal expenses related to the Internal Review. In the three months ended June 30, 2022, the Company has incurred $994,100 in expenses related to the Internal Review and related matters.

Employee related expenses were impacted by increases to headcount, and recruiting. During the six months June 30, 2022 and 2021, the headcount for employees allocated to general and administrative purposes increased to 29 employees from 9 employees, respectively. In addition, the changes in headcount generated $62,700 in increased recruiting fees.

These increases were offset by $799,900 decrease in stock compensation expenses related to general and administrative employees.

Interest expense. Interest expense was an expense of $2,700 and $2,100 for the three months ended June 30, 2022 and 2021, respectively. The increase is entirely driven by cash paid for interest attributed to the financing arrangement for our Director and Officer Insurance policy. In November 2020, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $540,500 with an annual interest rate of 4.59%, to be paid over a period of nine months. As of June 30, 2021, the remaining payable balance on the financed amount was $91,600.

In November 2021, the Company entered into a financing arrangement to renew its Director and Officer Insurance policy. The total amount financed was approximately $665,900 with an annual interest rate of 4.59%, to be paid over a period of ten months. As of June 30, 2022, the remaining payable balance on the financed amount was $114,900.

Net loss.    As a result of the cumulative effect of the factors described above, our net loss increased to $8,435,100 during the three months ended June 30, 2022, compared to $4,974,300 during the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations for the six months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30,		Increase (Decrease)
	2022	2021	$	%
Operating expenses:
Research and development	$6,806,500	$4,543,700	$2,262,800	49.80%
General and administrative	8,990,800	4,385,100	4,605,700	105.03%
Total operating expenses	15,797,300	8,928,800	6,868,500	76.93%
Loss from operations	(15,797,300)	(8,928,800)	6,868,500	76.93%
Other income (expense)
Gain on loan extinguishment	—	105,800	(105,800)	(100.00)%
Interest expense	(5,500)	(5,800)	(300)	(5.17)%
Total other income (expense)	(5,500)	100,000	(106,100)	(106.10)%
Net loss	$(15,802,800)	$(8,828,800)	$6,974,600	79.00%

Research and development expenses. Our research and development expenses increased by $2,262,800, or 49.80%, to $6,806,500 for the six months ended June 30, 2022, from $4,543,700 for the six months ended June 30, 2021. The following table summarizes our research and development expenses by product candidate or development program:

	Six Months Ended
	June 30,		Increase (Decrease)
	2022	2021	$	%
Direct research and development expenses by product candidate:
ALEXIS-PRO-1	$436,800	$33,900	$402,900	1,188.50%
ALEXIS-ISO-1	270,800	892,100	(621,300)	(69.64)%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	2,773,800	1,785,500	988,300	55.35%
Laboratory supplies and services	912,100	359,700	552,400	153.57%
Outsourced research and development	1,060,400	896,000	164,400	18.35%
Laboratory equipment and maintenance	230,900	59,900	171,000	285.48%
Facility-related costs	988,400	364,300	624,100	171.31%
Intellectual property	120,400	148,800	(28,400)	(19.09)%
Other research and development costs	12,900	3,500	9,400	268.57%
Total research and development expenses	$6,806,500	$4,543,700	$2,262,800	49.80%

As illustrated above, the increase in research and development expenses primarily resulted from (i) a $988,300 increase in employee related costs, which primarily included a $1,489,800 increase in wages, benefits and payroll taxes offset by a reduction in stock based compensation cost of $527,800, (ii) a $552,400 increase in laboratory supplies and services, which primarily included a $503,500 increase in supply fees, (iii) a $624,100 increase in facility related costs, which was driven by increases in depreciation and facility expenses due to more leased facility space than same period in prior year, as well as depreciation of leasehold improvement that were completed after same period prior year.

These cost increases were primarily incurred to support GDT manufacturing as well preparing our product candidates for IND resubmission.

1.

Augmented our research and development team: in the six months ended June 30, 2022 and 2021, our average headcount increased to 36 employees from 19 employees allocable to research and development and clinical trials preparation.

2.	ALEXIS-PRO-1 Manufacturing and Experimentation: $402,900 increase in spending during the six months ended June 30, 2022, from manufacturing expanded GDTs in the recently expanded GMP facilities.

General and administrative expenses. Our general and administrative expenses increased by $4,605,700, or 105.03%, to $8,990,800 for the six months ended June 30, 2022, from $4,385,100 for the six months ended June 30, 2021.

During the six months ended June 30, 2022, the increase primarily resulted from an increase in professional services of $2,931,900, an increase in employee related expenses of $669,000, as well as increase of $853,100 in miscellaneous expenses.

The increase in professional services was primarily driven by an increase in legal expenses of $2,616,300, and $315,600 in professional services fees during the six months ended June 30, 2022, compared to same period in prior year. We incurred significant legal expenses related to the Internal Review. Between October 1 2021 and June 30, 2022, we incurred $5,083,700 in legal fees and other professional fees directly related to the Internal Review and related matters.

Employee related expenses were impacted by increases to headcount, and recruiting. During the six months June 30, 2022 and 2021, the headcount for employees allocated to general and administrative purposes increased to 17 employees from 8 employees, respectively. In addition, the changes in headcount generated $209,100 in increased recruiting fees.

Finally, we also incurred the following increase in costs; $204,100 in corporate finance and development costs, $100,900 in information technology related costs, $161,400 in rent and utilities, and $177,600 in other costs. All the above costs are correlated to the increase in headcount between June 30, 2022 and June 30, 2021.

Interest expense. Interest expense was an expense of $5,500 and $5,800 for the six months ended June 30, 2022 and 2021, respectively. The increase is entirely driven by cash paid for interest attributed to the financing arrangement for our Director and Officer Insurance policy. In November 2020, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $540,500 with an annual interest rate of 4.59%, to be paid over a period of nine months. As of June 30, 2021, the remaining payable balance on the financed amount was $91,600.

In November 2021, the Company entered into a financing arrangement to renew its Director and Officer Insurance policy. The total amount financed was approximately $665,900 with an annual interest rate of 4.59%, to be paid over a period of ten months. As of June 30, 2022, the remaining payable balance on the financed amount was $114,900.

Gain on loan extinguishment. Gain on loan extinguishment was $0 and $105,800 for the six months ended June 30, 2022 and 2021, respectively. During the year ended December 31, 2020, we applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. On February 16, 2021 the SBA granted forgiveness of the SBA Loan and all applicable interest. On the date of forgiveness, the principal and accrued interest totaled $105,800.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased to $15,802,800 during the six months ended June 30, 2022, compared to $8,828,800 during the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $6,510,600. As of July 31, 2022, we had cash and cash equivalents of $3,680,300. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible promissory notes, preferred stock, common stock from the initial public offering and follow-on offering.

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

As described above under “Going Concern and Liquidity,” in the absence of financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond September 2022. Management is currently evaluating various cost reduction actions, including possible reductions in the Company’s workforce and suspending research and development expenditures on one or more product candidates, in order to reduce the Company’s expenditures and preserve cash. We are limited in our ability to reduce expenditures for known contractual obligations. As a result, we are not able to predict whether any cost reduction actions will be successful or how much longer any such actions will allow the Company to continue to operate without financing.

As previously disclosed, we have incurred significant operating losses since inception, and we expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase over the long-term, even if we are able to successfully reduce our costs in the short-term in order to preserve cash in light of the Company’s current liquidity situation. These costs include conducting preclinical studies and clinical trials for our product candidates, contracting with clinical research organizations and building out internal capacity to have product candidates manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio and providing general and administrative support for our operations. As a result, substantial doubt exists regarding the going concern assumption on our condensed consolidated financial statements. Therefore, these condition raises substantial doubt about our ability to continue as a going concern.

As described above, our recent planned underwritten public offering was not successful and we are currently seeking short-term financing to be able to continue our operations past September 2022. If we are successful in obtaining short-term financing to fund our operations through the end of the year, we intend to seek significant additional capital funding to develop our platform, additional hiring of scientific professionals, hiring other general and administrative employees, and clinical trials. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of any such financings will be favorable. Further, the results of our Internal Review demonstrated that we had ineffective disclosure controls and procedures during the first quarter of 2022 and earlier periods, which resulted in our failure to disclose certain information, which has resulted in litigation which has adversely affected our ability to raise capital. Further, there are other factors which may make financing our operations more difficult, including potential governmental investigation, continued elevated legal and accounting professional fees associated with the Internal Review and securities litigation, and other risk factors listed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. In consideration of our plans, substantial doubt is not alleviated.

Summary of Cash Flow

The following table sets forth a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(13,548,000)	$(6,344,100)
Net cash used in investing activities	(4,955,700)	(590,600)
Net cash provided by financing activities	(339,600)	(145,400)
Net increase in cash and cash equivalents	(18,843,300)	(7,080,100)
Cash and cash equivalents at beginning of the period	25,353,900	10,150,500
Cash and cash equivalents at end of the period	$6,510,600	$3,070,400

Cash flows from operating activities

Net cash used in operating activities was $13,548,000 for the six months ended June 30, 2022, as compared to $6,344,100 for six months ended June 30, 2021. In the six months ended June 30, 2022, the primary cash outflows were from the net loss of $15,802,800 compared to $8,828,800 during the six months ended June 30, 2021. Net cash used in operating activities increased by a total of $7,203,900 period-over-period. In addition, stock compensation expense was $264,300 and $2,213,800 during the six months ended June 30, 2022 and 2021, respectively. We primarily used cash to augment our headcount, develop our ALEXIS-PRO-1 product candidate, and pay for legal and professional fees. See “Results of Operations” above for further details.

Cash flows from investing activities

Net cash used for in investing activities was $4,955,700 for the six months ended June 30, 2022, as compared to $590,600 for the six months ended June 30, 2021. Our net cash used in investing activities consisted of purchases of property and equipment. This increase was primarily driven by cash outflows from equipment and leasehold improvements attributed to our Clean Room and Vivarium current good manufacturing practices facilities located in our Houston office.

Cash flows from financing activities

During the six months ended June 30, 2022 and 2021, we paid $339,600 and $270,800 towards our financing arrangement for our Director and Officer Insurance policy, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements for any of the periods presented.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”) requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

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

There were no changes in the fair value hierarchy leveling during the three and six months ended June 30, 2022 and 2021.

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

We estimate the grant-date fair value of stock options using the Black-Scholes option-valuation model. During the three and six months ended June 30, 2022 and 2021, all stock option equity grants under the 2017 Equity Incentive Plan and 2021 Equity Incentive Plan contained assumptions used to value such stock options, and were determined as follows:

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

Common Stock Valuations. During the three and six months ended June 30, 2022 and 2021, we used our listed Nasdaq Capital Market closing price on the grant date to determine common stock valuation.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision, and with the participation, of our current management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Based on this evaluation of our disclosure controls and procedures, our management, including our CEO and CFO, have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of the material weaknesses in our internal control over financial reporting described below.

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

Our management is monitoring these material weaknesses and will continue to evaluate whether the remedial actions initiated by the Company will remediate these material weaknesses. However, our management concluded that these material weaknesses still existed as of June 30, 2022. In order to consider these material weaknesses to be fully remediated, we believe additional time is needed to demonstrate effectiveness of the remediation.

Except as disclosed above, there have been no other changes in our internal control over financial reporting for the quarter ended June 30, 2022.

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

Subsequently, the parties agreed upon a process for coordinating submissions and/or presentations to the Compensation Committee. The parties made their respective written submissions to the Compensation Committee on March 31, 2022, and on July 21, 2022, the Compensation Committee determined that (i) the Compensation Committee has sole authority under the SOA to resolve the parties’ contract interpretation dispute, and (ii) Terrell’s most recent options agreement superseded and nullified any option rights Terrell may have had under his prior agreements. On August 2, 2022, the Vice Chancellor issued an order dismissing the Action for lack of subject matter jurisdiction. No further proceedings are taking place.

Sabby and Empery Claim

Sabby Volatility Warrant Master Fund Ltd., et al. v. Kiromic BioPharma, Inc. et al., Case No. 22-cv-1927 (SDNY). On March 7, 2022, entities related to Sabby Management LLC (the “Sabby Entities”) and Empery Asset Management, LP (the “Empery Entities”) filed a complaint in the United States District Court for the Southern District of New York asserting claims against the Company and certain current and former officers and directors of Kiromic BioPharma, Inc. the Company for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021. On July 1, 2022, the defendants filed motions to dismiss the complaint. In response, on July 22, 2022, the plaintiffs amended their complaint to, among other things, include ThinkEquity LLC as a defendant. The plaintiffs seek unspecified damages; rescission to the extent they still hold Kiromic securities, or if sold, rescissory damages; reasonable costs and expenses, including attorneys’ and experts’ fees; and other unspecified equitable and injunctive relief. The Court directed the defendants to respond to the amended complaint by August 12, 2022. At the parties’ request, the Court extended the defendants’ response date to September 12, 2022 to allow the parties time to discuss a potential resolution. Those discussions are ongoing. The Company has evaluated that it is reasonably possible that the Sabby Entities’ and Empery Entities’ claims may result in an estimated loss ranging between $0 and $8,100,000. This estimated range of loss excludes any legal and others costs that we will incur in connection with the defense of this action, and any legal and other costs incurred by the other defendants that we are required to reimburse. Subject to certain exceptions, the Company is obligated to indemnify the defendants in this action, including ThinkEquity, for their reasonable costs incurred in connection with this action and those costs could be substantial.

Karp Class Action

Ronald H. Karp, et al. v. Kiromic BioPharma, Inc. et al., Case No. 22-6690 (SDNY). On August 5, 2022, Ronald H. Karp, filed a class action complaint in the United States District Court for the Southern District of New York covering the same subject matter as the Sabby Entities’ and Empery Entities’ claims discussed above and asserting claims against the Company and certain current and former officers and directors of the Company for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021 and Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the certain statements and acts made by the defendants between June 25, 2021 and August 13, 2021. The Company has evaluated the Karp class claims and has determined that it is not possible to estimate a potential range of loss at this time.

We intend to defend ourselves vigorously against this securities litigation and any similar claims, but are unable to predict the outcome of any such litigation.  Even if we are successful, securities litigation is costly to defend and diverts management’s attention away from the business. These legal proceedings have already had a material adverse impact on us as it has caused the underwriter in our recently planned public offering to suspend the offering and it is making it more difficult to obtain financing.

We are not currently party to any other legal proceedings that we believe could have a material adverse effect on our business, operating results or financial condition.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below and the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 8, 2022. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

We may not be able to continue as a going concern and holders of our common stock could suffer a total loss of their investment.

We do not have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the condensed consolidated financial statements are issued. The Company’s estimated cash and cash equivalents were $3,680,300 as of July 31, 2022. We will need to obtain financing in order to fund our operations past September 2022. Any failure or delay to secure such financing could force us to delay, limit or terminate our operations, make reductions in our workforce, liquidate all or a portion of our assets and/or seek protection (“Bankruptcy Protection”) under Chapters 7 or 11 of the United States Bankruptcy Code.

In the event we pursue Bankruptcy Protection, we will be subject to the risks and uncertainties associated with such proceedings.

In the event we file for relief under the United States Bankruptcy Code, our operations, our ability to develop and execute our business plan and our continuation as a going concern will be subject to the risks and uncertainties associated with bankruptcy proceedings, including, among others: our ability to execute, confirm and consummate a plan of reorganization; the additional, significant costs of bankruptcy proceedings and related fees; our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence, and our ability to comply with terms and conditions of that financing; our ability to continue our operations in the ordinary course; our ability to maintain our relationships with our consumers, business partners, counterparties, employees and other third parties; our ability to obtain, maintain or renew contracts that are critical to our operations on reasonably acceptable terms and conditions; our ability to attract, motivate and retain key employees; the ability of third parties to use certain limited safe harbor provisions of the United States Bankruptcy Code to terminate contracts without first seeking Bankruptcy Court approval; the ability of third parties to force us to into Chapter 7 proceedings rather than Chapter 11 proceedings and the actions and decisions of our stakeholders and other third parties who have interests in our bankruptcy proceedings that may be inconsistent with our operational and strategic plans. Any delays in our bankruptcy proceedings would increase the risks of our being unable to reorganize our business and emerge from bankruptcy proceedings and may increase our costs associated with the bankruptcy process or result in prolonged operational disruption for the Company. Also, we would need the prior approval of the bankruptcy court for transactions outside the ordinary course of business during the course of any bankruptcy proceedings, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur during any such proceedings. There can be no guarantees that if we seek Bankruptcy Protection we will emerge from Bankruptcy Protection as a going concern or that holders of our common stock will receive any recovery from any bankruptcy proceedings.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses.

In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary for us to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the United States Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our stakeholders than those we might obtain under Chapter 11 primarily because of the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern.

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
10.1

First Amendment to Executive Employment Agreement by and between Kiromic Bio Pharma, Inc. and Pietro Bersani, effective as of May 10, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 11, 2022)

10.2

First Amendment to Executive Employment Agreement by and between Kiromic BioPharma, Inc. and Daniel Clark, effective as of May 11, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 11, 2022)

10.3

Executive Employment Agreement by and between Kiromic BioPharma, Inc. and Dr. Leonardo Mirandola, effective as of July 11, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 12, 2022)

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

5
Date: August 12, 2022	KIROMIC BIOPHARMA, INC.

/s/ Pietro Bersani
Name: Pietro Bersani
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel Clark
Name: Daniel Clark
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)