Form 10-Q
period 2022-09-30
Kiromic Biopharma, Inc.
filed 2022-11-14
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, there were 18,246,718 shares of the registrant’s common stock outstanding.

2

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022 (Unaudited)	2021
Assets
Current Assets:
Cash and cash equivalents	$432,700	$25,353,900
Accounts receivable	—	16,200
Prepaid expenses and other current assets	1,705,500	1,699,400
Total current assets	2,138,200	27,069,500
Property and equipment, net	8,685,500	3,629,000
Operating lease right-of-use asset	2,164,500	—
Other assets	31,100	31,100
Total Assets	$13,019,300	$30,729,600

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$6,494,100	$2,214,300
Accrued expenses and other current liabilities	604,000	741,000
Note payable	—	454,500
Accrued litigation liability	3,463,000	—
Operating lease liability - short term	547,800	—
Total current liabilities	11,108,900	3,409,800
Operating lease liability - long term	1,626,300	—
Total Liabilities	12,735,200	3,409,800

Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.001 par value: 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 15,843,191 shares and 15,488,516 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	9,300	9,300
Preferred stock, $0.0001 par value: 60,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 24,000,000 shares designated as Series A-1 Preferred Stock and 16,500,000 shares designated as Series B Preferred Stock as of September 30, 2022 and December 31, 2021.	—	—
Additional paid-in capital	95,154,500	94,527,000
Accumulated deficit	(94,879,700)	(67,216,500)
Total Stockholders’ Equity	284,100	27,319,800

Total Liabilities and Stockholders’ Equity	$13,019,300	$30,729,600

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$3,784,200	$3,486,700	$10,590,700	$8,030,400
General and administrative	4,611,700	2,655,600	13,602,600	7,040,700
Total operating expenses	8,395,900	6,142,300	24,193,300	15,071,100
Loss from operations	(8,395,900)	(6,142,300)	(24,193,300)	(15,071,100)
Other income (expense)
Gain on loan extinguishment	—	—	—	105,800
Other income	—	18,000	—	18,000
Litigation settlement loss contingency	(3,463,000)	—	(3,463,000)	—
Interest expense	(1,400)	(500)	(6,900)	(6,300)
Total other income (expense)	(3,464,400)	17,500	(3,469,900)	117,500
Net loss	$(11,860,300)	$(6,124,800)	$(27,663,200)	$(14,953,600)
Net loss per share, basic and diluted	$(0.75)	$(0.40)	$(1.78)	$(1.50)
Weighted average common shares outstanding, basic and diluted	15,840,454	15,366,075	15,706,079	10,048,170

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three and Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-
	Number of		In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2022	15,488,516	$9,300	$94,527,000	$(67,216,500)	$27,319,800
Common stock discount amortization	—	—	85,100	—	85,100
Warrants underlying common stock issuance	—	—	(85,100)	—	(85,100)
Released restricted stock units	97,071	—	—	—	—
Stock compensation expense	—	—	80,100	—	80,100
Net loss	—	—	—	(7,367,800)	(7,367,800)
Balance at March 31, 2022	15,585,587	$9,300	$94,607,100	$(74,584,300)	$20,032,100
Common stock discount amortization	—	—	85,900	—	85,900
Warrants underlying common stock issuance	—	—	(85,900)	—	(85,900)
Released restricted stock units	253,525	—	—	—	—
Stock compensation expense	—	—	184,200	—	184,200
Net loss	—	—	—	(8,435,100)	(8,435,100)
Balance at June 30, 2022	15,839,112	$9,300	$94,791,300	$(83,019,400)	$11,781,200
Warrants underlying common stock issuances discount amortization	—	—	86,900	—	86,900
Warrants underlying common stock issuances	—	—	(86,900)	—	(86,900)
Released restricted stock units	4,079	—	—	—	—
Stock compensation expense	—	—	363,200	—	363,200
Net loss	—	—	—	(11,860,300)	(11,860,300)
Balance at September 30, 2022	15,843,191	$9,300	$95,154,500	$(94,879,700)	$284,100

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

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,663,200)	$(14,953,600)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,118,500	331,200
Amortization	—	2,200
Stock compensation expense	627,500	3,319,100
Gain on loan extinguishment	—	(105,800)
Operating lease interest expense	273,000	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	16,200	20,200
Prepaid expenses and other current assets	(6,100)	(168,500)
Accounts payable	2,928,100	216,000
Accrued expenses and other current liabilities	(137,000)	182,900
Accrued litigation liability	3,463,000	—
Operating lease liability	(263,400)	—
Net cash used for operating activities	(19,643,400)	(11,156,300)
Cash flows from investing activities:
Purchases of property and equipment, net of effects from acquisitions	(4,823,300)	(797,500)
Cash received from acquisition	—	84,000
Net cash used for investing activities	(4,823,300)	(713,500)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	40,000,000
Issuance cost	—	(2,881,900)
Exercise of stock options	—	125,400
Loan repayments	(454,500)	(362,400)
Net cash provided by financing activities	(454,500)	36,881,100
Net change in cash and cash equivalents	(24,921,200)	25,011,300
Cash and cash equivalents:
Beginning of year	25,353,900	10,150,500
End of period	$432,700	$35,161,800

Supplemental disclosures of non-cash investing and financing activities:
Accruals for property and equipment	$1,351,700	$46,500
Cash paid for interest on note payable	$6,900	$6,300
Common stock issuance for acquisition	$—	$400,000
Restricted stock units granted for acquisition	$—	$140,000
Acquisitions net of cash acquired	$—	$456,000
ASC 842 right-of-use asset/liability implementation	$2,232,700	$—
Right-of-use asset/liability acquired through lease liability	$204,800	$—

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $19,643,400 for the nine months ended September 30, 2022, and an accumulated deficit of $94,879,700 as of September 30, 2022. To date, the Company has relied on equity and debt financing to fund its operations. The Company’s product candidates are still in the early stages of development, and substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. The Company does not have sufficient cash on hand or available liquidity to meet its obligations through the twelve months following the date the condensed consolidated financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2021. The results of operations for the period ended September 30, 2022 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2021 contains financial information taken from the audited Company consolidated financial statements as of that date.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations. No such interest or penalties were recognized during the three and nine months ended September 30, 2022 or 2021.

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

Stock-Based Compensation—The Company records stock compensation expense related to the 2017 Equity Incentive Plan (the “2017 Plan”) and the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”) in accordance with ASC 718, Compensation—Stock Compensation. The Company measures and recognizes stock compensation expense for all stock-based awards, including stock options, based on estimated fair values recognized using cliff vesting or the straight-line method over the requisite service period. The fair value of stock options is estimated on the grant date using the Black-Scholes option-valuation model (the “Black-Scholes model”). The calculation of stock-based compensation expense requires that the Company make assumptions and judgments about the variables used in the Black-Scholes model, including the fair value of the Company’s common stock, expected term, expected volatility of the underlying common stock, and risk-free interest rate. Forfeitures are accounted for when they occur.

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

Common Stock Valuations. During the three and nine months ended September 30, 2022 and 2021, the closing price listed on the Nasdaq Capital Market for the Company’s common stock on the date of the grant was used as the common stock valuation. Future expense amounts for any particular period could be affected by changes in assumptions or market conditions.

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

	Three Months Ended		Nine Months Ended
	September 30,		September30,
	2022	2021	2022	2021
Net loss	$(11,860,300)	$(6,124,800)	$(27,663,200)	$(14,953,600)
Less: Initial Public Offering Common Stock discount amortization	(25,200)	(25,200)	(74,800)	(74,800)
Less: Public Offering Common Stock discount amortization	(61,700)	(60,300)	(183,100)	(60,300)
Net loss attributable to common shareholders, basic and diluted	$(11,947,200)	$(6,210,300)	$(27,921,100)	$(15,088,700)
Weighted average common shares outstanding, basic and diluted	15,840,454	15,366,075	15,706,079	10,048,170
Net loss per common share, basic and diluted	$(0.75)	$(0.40)	$(1.78)	$(1.50)

For the three months ended September 30, 2022 and 2021, there were 0 and 6,698 restricted stock units that were potentially dilutive securities excluded from the computations of diluted weighted-average shares of common stock. For the nine months ended September 30, 2022 and 2021, there were 0 and 73,366 restricted stock units that were potentially dilutive securities excluded from the computations of diluted weighted-average shares of common stock.

In addition, while not considered potentially dilutive securities under the treasury stock method, there were 595,049 vested and outstanding restricted stock units that had not been released to grantees as of September 30, 2022 which were not included in calculation of weighted average common shares outstanding, basic and diluted. The Company plans to release these shares to the grantees before the end of the year. Since there is a possibility that any portion of those shares could be sold as part of the release, the shares will be released in compliance with the Company’s insider trading policy when there is an open trading window and grantees are not in possession of any material non-public information.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Equipment	$2,722,800	$1,593,100
Leasehold improvements	7,193,700	1,464,700
Office furniture, fixtures, and equipment	137,300	16,600
Software	359,500	359,500
Construction in progress	422,200	1,226,600
	10,835,500	4,660,500
Less: Accumulated depreciation	(2,150,000)	(1,031,500)
Total	$8,685,500	$3,629,000

Depreciation expense was $536,600 and $128,800 for the three months ended September 30, 2022 and 2021, respectively, and $1,118,500 and $331,200 for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense is allocated between research and development and general and administrative operating expenses on the condensed consolidated statements of operations.

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Accrued consulting and outside services	$137,400	$467,100
Accrued compensation	466,600	273,900
Total	$604,000	$741,000

6.LOAN PAYABLE

On May 1, 2020, the Company received a loan in the principal amount of $115,600 (the “SBA Loan”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).

During the year ended December 31, 2020, the Company applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. On February 16, 2021, the SBA granted forgiveness of the SBA Loan and all applicable interest. On the date of forgiveness, the principal and accrued interest totaled $105,800. The forgiveness was classified as a gain on loan extinguishment in the condensed consolidated statement of operations the condensed consolidated statement of operations during the nine months ended September 30, 2021.

7.NOTE PAYABLE

In November 2021, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $665,900 with an annual interest rate of 4.59%, to be paid over a period of ten months. As of September 30, 2022 and December 31, 2021, the remaining payable balance on the financed amount was $0 and $454,500, respectively.

8.COMMITMENTS AND CONTINGENCIES

License Agreements—The Company has entered into a number of licensing arrangements for various intellectual property and licensed patent rights for technologies being developed for commercial sale. As part of these arrangements, the Company is subject to contingent milestone payments in accordance with agreed-upon development objectives, as well as future royalty payments on product sales of the underlying assets. As of September 30, 2022 and December 31, 2021, the Company has not incurred any milestone or royalty liabilities related to these license agreements.

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

On August 23, 2022, Terrell filed a notice of appeal of the Vice Chancellor’s order of dismissal to the Delaware Supreme Court. That same day, the Delaware Supreme Court set a briefing schedule for the appeal, under which Terrell’s opening brief and appendix were due October 7, 2022, Kiromic’s answering brief and appendix are due November 7, 2022, and Terrell’s reply appellate brief is due 15 days thereafter. Terrell filed his opening brief and appendix on October 7, 2022, and Kiromic is set to file its answering brief on November 7, 2022. The Delaware Supreme Court has not yet designated this appeal for oral argument.

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

On February 2, 2022, following the conclusion of the Internal Review, the Company’s Special Committee reported the results of its Internal Review to the Board. The Board approved certain actions to address the fact that the Company had received communications from the FDA on June 16 and June 17, 2021 that the FDA was placing the IND applications that the Company submitted to the FDA on May 14 and May 17, 2021 for the ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidates, respectively, on clinical hold (the “June 16 and 17 FDA Communications”). The Company did not disclose the June 16 and 17, 2021 FDA Communications in the Registration Statement on Form S-1 (Registration No. 333-257427) that was filed on June 25, 2021 and declared effective on June 29, 2021, nor the final prospectus contained therein dated June 29, 2021 (collectively, the “Registration Statement”). The Company then consummated a public offering of $40 million of its common stock pursuant to the Registration Statement on July 2, 2021. On July 13, 2021, the Company received the FDA’s formal clinical hold letters, which asked the Company to address key components regarding the chemical, manufacturing, and control components of the IND applications. On July 16, 2021, the Company issued a press release disclosing that it had received comments from the FDA on the two INDs, but did not use the term “clinical hold.” The Company did not disclose the clinical hold in its Form 10-Q for the fiscal quarter ended June 30, 2021 that was filed with the Securities and Exchange Commission on August 13, 2021. On August 13, 2021, the Company issued a press release announcing that these INDs were placed on clinical hold.

As a result of the disclosure omission of the June 16 and 17 FDA Communications, on March 7, 2022, entities related to Sabby Management LLC (the “Sabby Entities”) and Empery Asset Management, LP (the “Empery Entities”) filed a complaint in the United States District Court for the Southern District of New York asserting claims against the Company and certain current and former officers and directors of the Company for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021. On July 1, 2022, the defendants filed motions to dismiss the complaint. In response, on July 22, 2022, the plaintiffs amended their complaint to, among other things, include the Company’s underwriters on the July 2, 2021 public offering, ThinkEquity LLC, as a defendant. The plaintiffs seek unspecified damages; rescission to the extent they still hold the Company’s securities, or if sold, rescissory damages; reasonable costs and expenses, including attorneys’ and experts’ fees; and other unspecified equitable and injunctive relief. The two parties reached a settlement agreement in principle on September 26, 2022, which the Company’s board of directors approved on September 27, 2022. The settlement contained a cash component of $75,000 payable to Sabby Entities and $75,000 to Empery Entities.

As part of the settlement, the Company also agreed to issue convertible notes (the “Settlement Notes”) in the aggregate principal amount of $1,656,720 to each of the Empery Entities and the Sabby Entities. The Settlement Notes are convertible into shares (the “Conversion Shares”) of the Company’s common stock at an initial conversion price per share of $0.3068 and can be convertible into a maximum of 5,400,000 shares of the Company’s common stock to each of the Empery Entities and Sabby Entities, subject to the adjustment of the conversion price and a beneficial ownership limitation equivalent to 9.99%. This settlement loss is considered probable and resulted in an expense charged as a separate line item within Other expenses on the condensed consolidated statement of operations and related accrued litigation liability totaling $3,463,000 on the balance sheet. This amount excludes any legal and others costs that were incurred in connection with the defense of this action, and any legal and other costs incurred by the other defendants that we are required to reimburse. Subject to certain exceptions, the Company is obligated to indemnify the defendants in this action, including ThinkEquity, for their reasonable costs incurred in connection with this action and those costs could be substantial. On November 2, 2022, the United States District Court for the Southern District of New York granted a motion jointly filed by the plaintiffs and defendants, pursuant to which the Settlement Notes will be unrestricted and exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Conversion Shares, when issued upon conversion of the Settlement Notes in accordance with the terms set forth therein, will also be unrestricted and exempt from the registration requirements of the Securities Act. Similarly, the Company has evaluated that it is reasonably possible that other unasserted claims in future litigation and losses may occur. However, the Company is unable to estimate any possible range of loss attributed to other unasserted claims at this time.

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

The Company regularly assesses all contingencies and believes, based on information presently known, the Company is not involved in any other matters that would have a material effect on the Company’s financial position, results of operations or cash flows.

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

In our implementation of ASU No. 2016-02 the Company elected to discount lease obligations using our incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company’s incremental borrowing rate represents the rate of interest that it would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company considers publicly available data for instruments with similar terms and characteristics when determining its incremental borrowing rates. In addition, we elected the practical expedient to account for the lease and non-lease components on a combined basis. The Company intends to use the full lease term under the existing lease agreement as the lease term, which is currently set to expire on April 30, 2026. As of September 30, 2022, the Company is not able to determine if any renewal options will be exercised.

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

The following table indicates the balance sheet line items that include the right-of-use assets and lease liabilities for our operating lease:

September 30,
2022
Operating lease
Right-of-Use Asset
Operating lease	$2,164,500
Total right-of use asset	2,164,500

Lease Liabilities
Operating lease - short term	$(547,800)
Operating lease - long term	(1,626,300)
Total lease liabilities	(2,174,100)

For the three and nine months ended September 30, 2022, the components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Operating lease cost allocated to research and development expense	$132,700	$346,400
Operating lease cost allocated to general and administrative expense	38,900	145,200
Total lease expense	$171,600	$491,600
Weighted-average remaining lease term	3.59	3.59
Weighted-average discount rate	7.12%	7.12%

As of September 30, 2022 the maturities of the Company’s operating lease liabilities were as follows:

Maturity of Lease Liabilities	Operating lease
2022	$169,400
2023	684,300
2024	687,700
2025	694,300
2026	232,600
Total lease payments	2,468,300
Less: imputed interest	(294,200)
Present value of lease payments	2,174,100

The Company maintains a month to month lease in Arlington, VA, which is considered a short term lease. The Company elected to exclude this lease from the determination of the right-of-use asset and lease liability, as permitted under ASC 842. The Company will recognize the lease payments in profit or loss in the statement of operations on a straight-line basis over the term of the lease. The monthly rent expense as of June 30, 2022 is $2,500 per month. For the three and nine months ended September 30, 2022, short-term lease expense was $7,500 and $22,500, respectively.

Under ASC 840, rent expense recognized under the leases was $126,900 and $270,800 for the three and nine months ended September 30, 2021.

10.STOCKHOLDERS’ EQUITY

Common Stock—As of September 30, 2022 and December 31, 2021, the Company has a single class of common stock.

On July 2, 2021, the Company received net proceeds of $37,118,100 from its public offering, after deducting underwriting discounts and commissions of $2,494,900 and other offering expenses of $457,000 incurred. The Company issued and sold 8,000,000 shares of common stock in the public offering at a price of $5.00 per share.

Below is a table that outlines the initial value of issuances allocated to the IPO and public offering of common stock and the IPO and public offering common stock discount amortization, during the three and nine months ended September 30:

	2022	2021
Common Stock
Balance at January 1,	$48,264,300	$11,975,400
Common stock initial public offering discount amortization	24,700	24,700
Common stock public offering discount amortization	60,400	—
Balance at March 31,	$48,349,400	$12,000,100
Common stock initial public offering discount amortization	24,900	24,900
Common stock public offering discount amortization	61,000	—
Balance at June 30,	$48,435,300	$12,025,000
Common stock issuance from public offering, net of underwriting discounts and commissions and other offering expenses	—	37,118,100
Common stock public offering discount	—	(1,051,200)
Common stock initial public offering discount amortization	25,200	25,200
Common stock public offering discount amortization	61,700	60,300
Balance at September 30,	$48,522,200	$48,177,400

Representative’s Warrants—In connection with the IPO on October 15, 2020, the Company granted the underwriters warrants (the “Underwriters’ Warrants”) to purchase an aggregate of 62,500 shares of common stock at an exercise price of $15.00 per share, which is 125% of the initial public offering price. The Underwriters’ Warrants have a five-year term and were not exercisable prior to April 13, 2021. All of the Underwriters’ Warrants were outstanding and exercisable at September 30, 2022.

These warrants were equity classified. As of September 30, 2022 and December 31, 2021, the warrant fair values of $182,500 and $257,300, respectively, is reflected as additional paid-in capital.

In connection with the public offering on July 2, 2021, the Company granted the underwriters warrants (the “Additional Underwriters’ Warrants”) to purchase an aggregate of 400,000 shares of common stock at an exercise price of $6.25 per share, which is 125% of the initial public offering price. The Additional Underwriters’ Warrants have a five-year term and are not exercisable prior to January 2, 2022. All of the Additional Underwriters’ Warrants were outstanding at September 30, 2022.

These warrants were equity classified. As of September 30, 2022 and December 31, 2021, the fair value of the warrants was $746,200 and $929,300, respectively, and is reflected as additional paid-in capital.

11.STOCK-BASED COMPENSATION

2017 Stock Incentive Plan— Stock Options

There were no stock option grants from the 2017 Plan during the nine months ended September 30, 2022. The Black-Scholes option-pricing model was used to estimate the fair value of stock option grants with the following weighted-average assumptions for the nine months ended September 30, 2021:

September 30,
2021
Risk-free interest rate	1.09%
Expected volatility	83.34%
Expected life (years)	6.22
Expected dividend yield	0%

The following table summarizes the activity for all stock options outstanding at September 30 under the 2017 Plan:

	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of year	380,909	$8.57	489,718	$10.03
Granted	—	—	147,038	8.47
Exercised	—	—	(18,891)	6.64
Cancelled and forfeited	(42,037)	9.19	(64,427)	17.67
Balance at September 30	338,872	$8.49	553,438	$8.84
Options exercisable at September 30:	336,108	$8.53	369,020	$8.87
Weighted average grant date fair value for options granted during the year:		$—		$8.47

The intrinsic value of the options exercised during the nine months ended September 30, 2021 was $33,000. In addition, the weighted average remaining contractual life for the options is 5.28 years and 6.49 years as of September 31, 2022 and 2021, respectively. The options have no intrinsic value as of September 30, 2022 or 2021, respectively.

Total stock compensation expense recognized from stock-based compensation awards classified as stock options were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$9,000	$44,500	$61,000	$86,400
General and administrative	8,000	32,500	23,000	189,400
Total	$17,000	$77,000	$84,000	$275,800

On August 20, 2020, the Board canceled and terminated 15,792 stock options, granted during the quarter ended June 30, 2020, to four non-employees. Thereafter, on August 20, 2020, the Board granted 21,112 stock options to the same individuals with a grant date fair value of $12.81 per share. There were 3,959 stock option grants that were considered vested on the grant date. The effects of the stock option modifications resulted in $0 and $34,900 of stock compensation expense allocable to general and administrative for the three and nine months ended September 30, 2021, respectively. Included in that amount were $0 and $16,000 of incremental compensation costs resulting from the modifications for the three and nine months ended September 30, 2021, respectively. There were no effects stock option modifications during the three and nine months ended September 30, 2022.

As of September 30, 2022, total unrecognized stock compensation expense is $20,900 related to unvested stock options to be recognized over the remaining weighted-average vesting period of 0.42 years.

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

In the nine months ended September 30, 2022 and 2021, the fair value of the shares of common stock underlying restricted stock units was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all RSUs outstanding at September 30 under the 2017 Plan:

	2022		2021
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of year, as restated	510,851	$12.48	946,245	$12.81
Granted	—	—	166,660	7.98
Vested	(11,980)	9.90	(37,802)	6.51
Cancelled and forfeited	(338,988)	12.75	(136,445)	12.79
Nonvested RSUs at September 30,	159,883	$12.18	938,658	$12.28

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

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$17,300	$99,400	$31,200	$2,000,600
General and administrative	21,100	866,900	16,400	939,800
Total	$38,400	$966,300	$47,600	$2,940,400

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

There was no effect from RSU modifications during the three and nine months ended September 30, 2022.

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

In the nine months ended September 30, 2022, the fair value of the shares of common stock underlying restricted stock units was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all RSUs outstanding at September 30, 2022 and 2021 under the 2021 Plan:

	2022		2021
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of year	62,049	$5.52	—	$—
Granted	738,298	0.41	102,613	5.20
Vested	(595,581)	1.28	(37,900)	4.75
Cancelled and forfeited	(7,936)	4.22	—	—
Nonvested RSUs at September 30,	196,830	$1.44	64,713	$5.46

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$21,800	$11,000	$47,500	$11,000
General and administrative	220,000	51,000	249,800	91,900
Total	$241,800	$62,000	$297,300	$102,900

2021 Stock Incentive Plan — Stock Options

The Black-Scholes option-pricing model was used to estimate the fair value of stock options with the following weighted average assumptions for the three and nine months ended September 30:

2022
Risk-free interest rate	2.99%
Expected volatility	119.55%
Expected life (years)	5.1
Expected dividend yield	0%

In the nine months ended September 30, 2022, the fair value of the common shares underlying the stock options was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all stock options outstanding at September 30 under the 2021 Plan:

	2022
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of year	—	$—
Granted	734,400	0.43
Exercised	—	—
Cancelled and forfeited	—	—
Balance at September 30	734,400	$0.43
Options exercisable at September 30:	550,800	$0.43
Weighted average grant date fair value for options granted during the year:		$0.36

In addition, the stock options had weighted average remaining contractual life of 9.75 years. The stock options generated stock compensation expense of $66,000 and $198,600 during the three and nine months ended September 30, 2022. All of the stock compensation expense was allocated to general and administrative expense on the condensed consolidated statement of operations.

As of September 30, 2022, total unrecognized stock compensation expense is $65,300, related to unvested stock options to be recognized over the remaining weighted-average vesting period of 0.25 years.

12.INCOME TAXES

The Company’s effective tax rate from continuing operations was 0% for the three and nine months ended September 30, 2022 and 2021. The Company recorded no income tax provision for the three and nine months ended September 30, 2022 or 2021.

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

13.SUBSEQUENT EVENTS

Joseph Podmore Class Action Litigation

On October 3, 2022, Joseph Podmore (“Podmore”) filed a class action complaint in the United States District Court for the Southern District of New York covering the same subject matter as the Sabby Entities’ and Empery Entities’ claim discussed above asserting claims against the Company and certain current and former officers and directors for alleged violations of Sections 11, 12, and 15 of the Securities Act in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021 and Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the certain statements and acts made by the defendants between June 25, 2021 and August 13, 2021. The Company has evaluated the Podmore class claims and has determined that it is not possible to estimate a potential range of loss at this time.

Stipulation of Settlement and Mutual Release with Sabby Entities and Empery Entities

On October 10, 2022, the Company and certain current and former officers and directors of the Company (together with the Company, the “Defendants”) entered into a Stipulation of Settlement and Mutual Release (the “Initial Settlement Agreements”) with the Empery Entities and with the Sabby Entities (collectively, the “Plaintiffs”), respectively, in connection with a case filed by the Plaintiffs against the Defendants for alleged violations of Sections 11, 12, and 15 of the Securities Act in connection with the purchase of Company’s common stock through the Company’s public offering that closed on July 2, 2021. The Plaintiffs and the Defendants agreed to dismiss the case with prejudice against all Defendants (including ThinkEquity, LLC) with no admission of liability. As part of the Settlement, the Company agreed to (a) make a $75,000 cash payment to each of the Empery Entities and Sabby Entities and (b) issue the Settlement Notes in the aggregate principal amount of $1,656,720 to each of the Empery Entities and Sabby Entities. The Settlement Notes are convertible into shares of the Company’s common stock (the “Conversion Shares”) at an initial conversion price per share of $0.3068 (the “Conversion Price”), subject to a beneficial ownership limitation equivalent to 9.99% (“Beneficial Ownership Limitation”).

On October 27, 2022, the Defendants entered into an Amended Stipulation of Settlement and Mutual Release with the Empery Entities (the “Amended Empery Settlement Agreement”) and Sabby (together with the Amended Empery Settlement Agreement, the “Amended Settlement Agreements”), respectively. On November 2, 2022, the Court granted the Joint Motion, pursuant to which the Settlement Notes will be unrestricted and exempt from the registration requirements of the Securities Act, and the Conversion Shares, when issued upon conversion of the Settlement Notes in accordance with the terms set forth therein, will also be unrestricted and exempt from the registration requirements of the Securities Act.

Standby Equity Purchase Agreement Financing

On October 13, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”). Pursuant to the SEPA, the Company has the right to sell to the Investor up to $5,000,000 (the “Commitment Amount”) of its shares of common stock, par value $0.001 per share (“Common Stock”), subject to increase by an additional $3,000,000 of Common Stock at the Company’s election (the “Commitment Increase”), at the Company’s request any time during the commitment period commencing on October 13, 2022 and terminating on the earliest of (i) the first day of the month following the 24-month anniversary of the SEPA or (ii) the date on which the Investor has paid for shares of Common Stock equal to the Commitment Amount.

The shares would be purchased at 95.0% of the Market Price (as defined in the agreement) and would be subject to certain limitations, including that the Investor could not purchase any shares that would result in it owning more than 9.99% of the outstanding Common Stock after such purchase (the "Ownership Limitation") or an aggregate of 19.9% of the outstanding Common Stock as of the date of the SEPA (the "Exchange Cap"). The Exchange Cap will not apply under certain circumstances, including to any sales of Common Stock under the SEPA that equal or exceed $0.3111, representing the lower of (i) the closing price of the Common Stock as reflected on Nasdaq.com immediately preceding the date of the SEPA, or (ii) the average closing price of the Common Stock for the five trading days immediately preceding the date of the SEPA.

Pursuant to the SEPA, the Company also paid a subsidiary of the Investor, a structuring fee in the amount of $10,000 and issued to the Investor 603,318 shares of Common Stock as a commitment fee on October 13, 2022 (the “Commitment Shares”). In the event of the Commitment Increase, the Company will issue to the Investor an additional number of shares of Common Stock determined by dividing $120,000 by the average of the daily VWAPs for the five trading days prior to the date of delivery by the Company of written notice of the Commitment Increase.

In connection with the SEPA agreement, on October 31, 2022, the Company entered into a letter agreement with an accredited investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor 1,000,000 shares (the “Shares”) of the Company’s common stock in consideration of the Investor’s services to the Company in identifying investors. The Company issued the Shares to the Investor on October 31, 2022. The Shares were issued in reliance upon the exemption from the registration requirements of the Securities Act, provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

Senior Secured Convertible Note Financing

On October 21, 2022 (the “Issuance Date”), the Company issued a 25% Senior Secured Convertible Promissory Note (the “Note”) to an accredited investor. The Note has a principal amount of $2,000,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on October 21, 2023 (the “Maturity Date”), on which date the principal balance and accrued but unpaid interest are due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The Note is convertible into shares of the Company’s Common Stock, at an initial conversion price of $0.35 per share, subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”) and a share cap of 3,287,699 shares (the “Share Cap”), representing 19.9% of the total issued and outstanding shares of Common Stock as of October 20, 2022.

The unpaid principal of and interest on the Note constitute unsubordinated obligations of the Company and are senior and preferred in right of payment to all subordinated indebtedness and equity securities of the Company outstanding as of the Issuance Date; provided, however, that the Company may incur or guarantee additional indebtedness after the Issuance Date, whether such indebtedness are senior, pari passu or junior to the obligations under the Note, which are secured by all of the Company’s right, title and interest, in and to, (i) all fixtures (as defined in the Uniform Commercial Code, the “UCC”) and equipment (as defined in the UCC), and (ii) all of the Company’s intellectual property as specified in the Note, subject to certain exclusions as described in the Note.

Pursuant to the Note, the Company is required to file a Registration Statement with the SEC to register the conversion shares within 30 days after the Conversion Share Delivery Date (as defined in the Note) and shall use its commercially reasonable efforts to have the Registration Statement declared effective by the SEC.

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

From a development standpoint, we utilize innovative engineered and non-engineered GDT manufacturing technologies and are developing proprietary, virus-free gene editing tools, to develop novel therapies for solid tumors that we believe will be effective and cost-efficient. Our Procel, Isocel, and Deltacel product platform candidates consist of allogeneic cell therapy candidates that are currently in the preclinical development stage. Our Deltacel product candidate consists of non-engineered GDTs that have been expanded, enriched, and activated ex-vivo through a proprietary process, and will be used to treat solid tumors regardless of the specific tumor antigen expression. Our Procel product candidate consists of engineered GDTs and will be used to target PD-L1. Our Isocel product candidate consists of engineered GDTs and will be used to target Mesothelin Isoform 2 positive tumors (“Iso-Meso”).

We currently have two FDA submitted clinical trial candidates, one with the Procel product candidate platform titled ALEXIS-PRO-1, and one clinical trial candidate with the Isocel product candidate platform titled ALEXIS-ISO-1. The IND applications for these trial candidates have been on a clinical hold since June 2021, and we are working on addressing the FDA’s comments. Our ALEXIS-PRO-1 clinical trial candidate is our allogeneic GDT therapy product candidate targeting PD-L1. Our ALEXIS-ISO-1 clinical trial candidate is our allogeneic GDT therapy product candidate targeting an isoform of Mesothelin that is preferentially present on tumor cells, namely Iso-Meso. The IND applications for these trial candidates have been on a clinical hold since June 2021. We are currently working on addressing the FDA’s comments. Given that the Company has aligned its operations toward progressing the Deltacel product candidate while maintaining our other product candidates, we expect the clinical hold on ALEXIS-PRO-1 and ALEXIS-ISO-1 will be lifted after we have sufficient financing and corresponding resources to do so.

We also have an active Sponsored Research Agreement (the “SRA”) with The University of Texas MD Anderson Cancer Center (“MD Anderson”) Principal Investigator to facilitate the development of our Deltacel, Procel, and Isocel product candidates. We believe this SRA will generate sufficient in-vivo pre-clinical data to enhance our GDT product platform, supporting three new IND submissions: (1) Deltacel in combination with a standard anti-tumor modality (“IND #1”); (2) Procel in combination with a standard anti-tumor modality (“IND #2”); and (3) Isocel in combination with a standard anti-tumor modality (“IND #3”). These three new INDs have not yet been submitted to the FDA, and are described In further detail below. The beginning of the clinical trial activation process will begin after the following two events: (1) the IND receives FDA authorization to begin the clinical trial (which would take place 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period); and (2) commencing the review and approval process by an independent institutional review board (“IRB”) or ethics committee at the selected clinical trial site(s).

IND #1 will evaluate Deltacel GDTs in combination with a standard anti-tumor modality. We are planning to submit this IND during the first quarter of 2023, and believe clinical trial activation may begin during the second quarter of 2023. IND #2 combines a standard anti-tumor modality and our genetically engineered product candidate targeting PD-L1, which is the target associated with the ALEXIS-PRO-1 clinical trial candidate on the Procel product candidate platform. IND #3 combines a standard anti-tumor modality and our genetically engineered product candidate targeting Iso-Meso, the target associated with the ALEXIS-ISO-1 clinical trial candidate on the Isocel product candidate platform. Since the Company has aligned its operations with the Deltacel product candidate and IND #1, we are planning to submit INDs for

IND #2 and IND #3 when we obtain sufficient financing to support the progression of the development of those additional clinical trial candidates.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began principal business operations in 2012. As discussed in more detail below, the Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond December 2022.

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

Settlement Update

On October 10, 2022, we and certain current and former officers and directors (together with us, the “Defendants”) entered into a Stipulation of Settlement and Mutual Release (the “Initial Settlement Agreements”) with the Empery Entities and with the Sabby Entities (collectively, the “Plaintiffs”), respectively, in connection with a case filed by the Plaintiffs against the Defendants for alleged violations of Sections 11, 12, and 15 of the Securities Act in connection with the purchase of Company’s common stock through the Company’s public offering that closed on July 2, 2021. Pursuant to the Initial Settlement Agreements, the Plaintiffs and the Defendants agreed to dismiss the case with prejudice against all Defendants (including ThinkEquity, LLC) with no admission of liability. As part of the Settlement, the Company agreed to (a) make a $75,000 cash payment to each of the Empery Entities and Sabby Entities and (b) issue the Settlement Notes in the aggregate principal amount of $1,656,720 to each of the Empery Entities and Sabby Entities. The Settlement Notes are convertible into shares of the Company’s common stock (the “Conversion Shares”) at an initial conversion price per share of $0.3068 (the “Conversion Price”), subject to a beneficial ownership limitation equivalent to 9.99% (“Beneficial Ownership Limitation”).

Both Initial Settlement Agreements were conditioned upon the Company obtaining financing no later than October 18, 2022 for aggregate gross proceeds to the Company of not less than $5 million (the “Conditional Financing”), after which within one business day the parties should promptly submit a joint motion seeking  approval of the Initial Settlement Agreements under Section 3(a)(10) of the Securities Act (the “Joint Motion”) from the United States District Court for the Southern District of New York (the “Court”).

On October 27, 2022, the Defendants entered into an Amended Stipulation of Settlement and Mutual Release with the Empery Entities (the “Amended Empery Settlement Agreement”) and Sabby (together with the Amended Empery Settlement Agreement, the “Amended Settlement Agreements”), respectively. Both Amended Settlement Agreements removed the satisfaction of the Conditional Financing as a condition to the Settlement and provided that the parties shall file the Joint Motion no later than October 25, 2022. The Amended Empery Settlement Agreement shall become void if the Court does not approve the Joint Motion by November 15, 2022, subject to extension by the Empery Entities.

On November 2, 2022, the Court granted the Joint Motion, pursuant to which the Settlement Notes will be unrestricted and exempt from the registration requirements of the Securities Act, and the Conversion Shares, when issued upon conversion of the Settlement Notes in accordance with the terms set forth therein, will also be unrestricted and exempt from the registration requirements of the Securities Act.

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

The Company’s estimated cash and cash equivalents were $1,325,300 as of October 31, 2022. The Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. The Company has begun working with a financial advisor to assist it with its efforts to obtain financing. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond December 2022. However, management is currently evaluating various cost reduction actions, including additional reductions in the Company’s workforce and suspending research and development expenditures on one or more product candidates, in order to reduce the Company’s expenditures and preserve cash. We are not able to predict whether any such cost reduction actions will be successful.

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

Financing Update

On October 13, 2022,  we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”). Pursuant to the SEPA, we shall have the right, but not the obligation, to sell to the Investor up to $5,000,000 (the “Commitment Amount”) of its shares of common stock, par value $0.001 per share (“Common Stock”), subject to increase by an additional $3,000,000 of Common Stock at our election (the “Commitment Increase”), at our request any time during the commitment period commencing on October 13, 2022 and terminating on the earliest of (i) the first day of the month following the 24-month anniversary of the SEPA and (ii) the date on which the Investor shall have made payment of any advances requested pursuant to the SEPA for shares of the Common Stock equal to the Commitment Amount. Each sale that we request under the SEPA (an “Advance”) may be for the greater of (i) an amount of shares of Common Stock equal to the average of the daily traded amount of the Common Stock during the five trading days immediately preceding the notice of an Advance or (ii) $1,000,000. The shares would be purchased at 95.0% of the Market Price (as defined below) and would be subject to certain limitations, including that the Investor could not purchase any shares that would result in it owning more than 9.99% of the outstanding Common Stock after such purchase (the "Ownership Limitation") or an aggregate of 19.9% of the outstanding Common Stock as of the date of the SEPA (the "Exchange Cap"). The Exchange Cap will not apply under certain circumstances, including to any sales of Common Stock under the SEPA that equal or exceed $0.3111, representing the lower of (i) the closing price of the Common Stock as reflected on Nasdaq.com immediately preceding the date of the SEPA, or (ii) the average closing price of the Common Stock for the five trading days immediately preceding the date of the SEPA. “Market Price” is defined in the SEPA as the lowest of the daily VWAPs (as defined below) of the Common Stock during each of the three consecutive trading days commencing on the day of the our submission of an Advance notice to the Investor. “VWAP” is defined in the SEPA to mean, for any trading day, the daily volume weighted average price of the Common Stock for such date on the Nasdaq Capital Market as reported by Bloomberg L.P. during regular trading hours.

Pursuant to the SEPA, we also paid YA Global II SPV, LLC, a subsidiary of the Investor, a structuring fee in the amount of $10,000 and issued to the Investor 603,318 shares of Common Stock as a commitment fee on October 13, 2022 (the “Commitment Shares”). In the event of the Commitment Increase, we will issue to the Investor an additional number of shares of Common Stock determined by dividing $120,000 by the average of the daily VWAPs for the five trading days prior to the date of delivery by our written notice of the Commitment Increase.

On October 21, 2022 (the “Issuance Date”), we issued a 25% Senior Secured Convertible Promissory Note (the “Note”) to an accredited investor. The Note has a principal amount of $2,000,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on October 21, 2023 (the “Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The Note is convertible into shares (the “Conversion Shares”) of our Common Stock, at an initial conversion price of $0.35 per share (the “Conversion Price”), subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”) and a share cap of 3,287,699 shares (the “Share Cap”), representing 19.9% of the total issued and outstanding shares of Common Stock as of October 20, 2022, in the event that the Conversion Price is lower than $0.3268 per share, representing the lower of the closing price immediately preceding the Issuance Date or the average closing price of the Common Stock for the five trading days immediately preceding the Issuance Date.

The unpaid principal of and interest on the Note constitute our unsubordinated obligations and are senior and preferred in right of payment to all our subordinated indebtedness and equity securities outstanding as of the Issuance Date; provided, however, that we may incur or guarantee additional indebtedness after the Issuance Date, whether such indebtedness are senior, pari passu or junior to the obligations under the Note, which are secured by all of our right, title and interest, in and to, (i) all fixtures (as defined in the Uniform Commercial Code, the “UCC”) and equipment (as defined in the UCC), and (ii) all of our intellectual property as specified in the Note, subject to certain exclusions as described in the Note.

Pursuant to the Note, we are required to file a Registration Statement with the SEC to register the Conversion Shares within 30 days after the Conversion Share Delivery Date (as defined in the Note) and shall use its commercially reasonable efforts to have the Registration Statement declared effective by the SEC.

Clinical Update

On October 6, 2022, we announced that we received validating written feedback on October 4, 2022 from the FDA pursuant to our Type B Pre-IND meeting request regarding our development strategy for IND #1. The purpose of the Pre-IND meeting request was to seek alignment with and to obtain FDA guidance on our proposed development strategy about the chemistry, manufacturing, and controls, nonclinical studies, and clinical study plan for IND #1 for treating subjects with Non-Small Cell Lung Cancer. We plan to leverage this FDA Pre-IND written confirmatory feedback and recommendations into a robust IND submission package for a projected clinical trial activation by the end of the first quarter of 2023.

In the same press release, we also reiterated our focus on the Deltacel aligned development strategy. Accordingly we announce that we streamlined its operations and aligned key resources to advance its Deltacel product candidate while maintaining its other product candidates Procel and Isocel. As part of that aligned strategy and following a thorough evaluation to maximize operational efficiencies, we eliminated 20 positions or approximately 29% of our workforce.

On June 30, 2022, we completed construction on our expanded cGMP manufacturing facility in Houston. Such expansion is one of the conditions required for the Company to begin the activation of its cell therapy clinical trial for the Deltacel product candidate. The completion also addresses a key component in the clinical hold communication the Company received from the FDA in June 2021.

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

In the same press release, we announced our revised clinical timeline, which is superseded by this report. Our expectations on timing changed based on the nature and amount of financing we have been able to secure, and any cost reduction actions the Company has taken in order to reduce the Company’s expenditures and preserve cash.

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

Upon completion of the Internal Review, we voluntarily contacted the SEC to report certain information about the Internal Review. Since that time, we have been voluntarily cooperating with requests for information from the SEC and intend to fully cooperate with any further requests from the SEC.

In November 2022, we received a Grand Jury Subpoena (the “Subpoena”) from the U.S. Department of Justice requesting certain information from the company in connection with an ongoing investigation being conducted by the Federal Grand Jury in the Southern District of Texas. The Company is not a target of this investigation at this time.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations for the three months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30,		Increase (Decrease)
	2022	2021	$	%
Operating expenses:
Research and development	$3,784,200	$3,486,700	$297,500	8.53%
General and administrative	4,611,700	2,655,600	1,956,100	73.66%
Total operating expenses	8,395,900	6,142,300	2,253,600	36.69%
Loss from operations	(8,395,900)	(6,142,300)	2,253,600	36.69%
Other income (expense)
Other income	—	18,000	18,000	100.00%
Litigation settlement loss contingency	(3,463,000)	—	3,463,000	100.00
Interest expense	(1,400)	(500)	900	180.00%
Total other expense	(3,464,400)	17,500	3,481,900	19,896.57%
Net loss	$(11,860,300)	$(6,124,800)	$5,735,500	93.64%

Research and development expenses. Our research and development expenses increased by $297,500, or 8.53%, to $3,784,200 for the three months ended September 30, 2022, from $3,486,700 for the three months ended September 30, 2021. The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended
	September 30,		Increase (Decrease)
	2022	2021	$	%
Direct research and development expenses by trial candidate:
IND #1	$452,900	$—	$452,900	100.00%
ALEXIS-PRO-1	860,900	20,300	840,600	4,140.89%
ALEXIS-ISO-1	27,600	434,100	(406,500)	(93.64)%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	969,200	1,288,200	(319,000)	(24.76)%
Laboratory supplies and services	475,900	384,200	91,700	23.87%
Outsourced research and development	147,300	984,400	(837,100)	(85.04)%
Laboratory equipment and maintenance	33,600	31,200	2,400	7.69%
Facility-related costs	797,000	204,800	592,200	289.16%
Intellectual Property	18,700	137,300	(118,600)	(86.38)%
Other research and development costs	1,100	2,200	(1,100)	(50.00)%
Total research and development expenses	$3,784,200	$3,486,700	$297,500	8.53%

These cost increases were primarily incurred to support GDT manufacturing as well as preparing our product candidates for IND resubmission.

1.	Clinical Trial Candidate Manufacturing and Experimentation: $887,000 increase in spending during the nine months ended September 30, 2022, from manufacturing expanded GDTs in the recently expanded GMP facilities.
2.	Reduced Executive Employee Salaries and Allocation: Employee-related costs decreased by $319,000. Our former CEO was terminated at the beginning of 2022, resulting in a significant reduction in salaries allocable to research and development. Further, our current Chief of Staff’s salary was re-allocated from research and development to general and administrative effective February 2022. His former title was Chief Medical Officer and Head of Clinical. In the three months ended September 30, 2022 and 2021, our average headcount increased to 41 employees from 32 employees allocable to research and development and clinical trials preparation, but this increase in headcount offset the impact from the discussion above.
3.	Reduced Intellectual Property Costs: Intellectual Property expenses were reduced by $118,600 due to the Company’s alignment towards maintaining our key product candidates (Deltacel, Procel, and Isocel) while certain non-key and legacy technologies had patent applications which either expired or were abandoned.

General and administrative expenses. Our general and administrative expenses increased by $1,956,100, or 73.66%, to $4,611,700 for the three months ended September 30, 2022, from $2,655,600 for the three months ended September 30, 2021.

During the three months ended September 30, 2022, the increase primarily resulted from an increase in legal services of $1,246,100 as well as an increase in employee related expenses of $889,300.

The increase in legal expenses of $1,246,100 was primarily driven by incurred fees of $1,116,000 in expenses related to the Internal Review and related matters.

Employee related expenses were impacted by increases to headcount. During the three months September 30, 2022 and 2021, the average headcount for employees allocated to general and administrative purposes increased to 19 employees from 11.5 employees, respectively.

Litigation settlement loss contingency. We began settlement discussion with the Sabby Entities and Empery Entities during September 2022. We reached a settlement agreement in principle with both Sabby Entities and Empery Entities on September 26, 2022, which the Company’s board of directors approved on September 27, 2022. The settlement contained a cash component of $75,000 payable to Sabby Entities and $75,000 to Empery Entities. As part of the settlement, the Company also agreed to issue convertible notes (the “Settlement Notes”) in the aggregate principal amount of $1,656,720 to each of the Empery Entities and the Sabby Entities. The Settlement Notes are convertible into shares (the “Conversion Shares”) of the Company’s common stock at an initial conversion price per share of $0.3068 and can be convertible into a maximum of 5,400,000 shares of the Company’s common stock to each of the Empery Entities and Sabby Entities, subject to the adjustment of the conversion price and a beneficial ownership limitation equivalent to 9.99%.

Net loss.    As a result of the cumulative effect of the factors described above, our net loss increased to $11,860,300 during the three months ended September 30, 2022, compared to $6,124,800 during the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended
	September 30,		Increase (Decrease)
	2022	2021	$	%
Operating expenses:
Research and development	$10,590,700	$8,030,400	$2,560,300	31.88%
General and administrative	13,602,600	7,040,700	6,561,900	93.20%
Total operating expenses	24,193,300	15,071,100	9,122,200	60.53%
Loss from operations	(24,193,300)	(15,071,100)	9,122,200	60.53%
Other income (expense)
Gain on loan extinguishment	—	105,800	105,800	100.00%
Other income	—	18,000	18,000	100.00%
Litigation settlement loss contingency	(3,463,000)	—	3,463,000	100.00
Interest expense	(6,900)	(6,300)	600	9.52%
Total other income (expense)	(3,469,900)	117,500	3,587,400	3,053.11%
Net loss	$(27,663,200)	$(14,953,600)	$12,709,600	84.99%

Research and development expenses. Our research and development expenses increased by $2,560,300, or 31.88%, to $10,590,700 for the nine months ended September 30, 2022, from $8,030,400 for the nine months ended September 30, 2021. The following table summarizes our research and development expenses by product candidate or development program:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2022	2021	$	%
Direct research and development expenses by trial candidate:
IND #1	$452,900	$—	$452,900	100.00%
ALEXIS-PRO-1	1,297,700	54,200	1,243,500	2,294.28%
ALEXIS-ISO-1	298,400	1,326,200	(1,027,800)	100.00%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	3,743,000	3,073,700	669,300	21.78%
Laboratory supplies and services	1,388,000	743,900	644,100	86.58%
Outsourced research and development	1,207,700	1,880,400	(672,700)	(35.77)%
Laboratory equipment and maintenance	264,500	91,100	173,400	190.34%
Facility-related costs	1,785,400	569,100	1,216,300	213.72%
Intellectual Property	139,100	286,100	(147,000)	(51.38)%
Other research and development costs	14,000	5,700	8,300	145.61%
Total research and development expenses	$10,590,700	$8,030,400	$2,560,300	31.88%

These cost increases were primarily incurred to support GDT manufacturing as well preparing our product candidates for IND resubmission.

1.

Augmented our research and development team: in the nine months ended September 30, 2022 and 2021, our average headcount increased to 37.5 employees from 29.5 employees allocable to research and development and clinical trials preparation, resulting in an increase of $669,300 in Employee-related costs.

2.

Clinical Trial Candidate Manufacturing and Experimentation: $668,600 increase in spending during the nine months ended September 30, 2022, from manufacturing expanded GDTs in the recently expanded cGMP facilities.

3.

Facilities Construction and Expansion: We amended our lease agreement at our Houston, TX facility and completed construction on our cGMP facility during the nine months ended September 30, 2022, which resulted in increased depreciation expenses and rent payments compared to the nine months ended September 30, 2021. This resulted in an increase of $1,216,300 in facilities related costs.

General and administrative expenses. Our general and administrative expenses increased by $6,581,900, or 93.20%, to $13,437,500 for the nine months ended September 30, 2022, from $7,040,700 for the nine months ended September 30, 2021.

During the nine months ended September 30, 2022, the increase primarily resulted from an increase in legal fees of $3,862,400, and an increase in employee related expenses of $3,052,000.

The increase in legal expenses was primarily related to the Internal Review. Between October 1 2021 and September 30, 2022, we incurred $6,249,700 in legal fees and other professional fees directly related to the Internal Review and related matters.

Employee related expenses were impacted by increases to headcount. During the nine months September 30, 2022 and 2021, the headcount for employees allocated to general and administrative purposes increased to 13.5 employees from 10 employees, respectively.

Gain on loan extinguishment. Gain on loan extinguishment was $0 and $105,800 for the nine months ended September 30, 2022 and 2021, respectively. During the year ended December 31, 2020, we applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. On February 16, 2021 the SBA granted forgiveness of the SBA Loan and all applicable interest. On the date of forgiveness, the principal and accrued interest totaled $105,800.

Litigation settlement loss contingency. We began settlement discussion with the Sabby Entities and Empery Entities during September 2022. We reached a settlement agreement in principle with both Sabby Entities and Empery Entities on September 26, 2022, which the Company’s board of directors approved on September 27, 2022. The settlement contained a cash component of $75,000 payable to Sabby Entities and $75,000 to Empery Entities. As part of the settlement, the Company also agreed to issue convertible notes (the “Settlement Notes”) in the aggregate principal amount of $1,656,720 to each of the Empery Entities and the Sabby Entities. The Settlement Notes are convertible into shares (the “Conversion Shares”) of the Company’s common stock at an initial conversion price per share of $0.3068 and can be convertible into a maximum of 5,400,000 shares of the Company’s common stock to each of the Empery Entities and Sabby Entities, subject to the adjustment of the conversion price and a beneficial ownership limitation equivalent to 9.99%.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased to $27,663,200 during the nine months ended September 30, 2022, compared to $14,953,600 during the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $432,700. As of October 31, 2022, we had cash and cash equivalents of $1,325,300. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible promissory notes, preferred stock, common stock from the initial public offering and follow-on offering.

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

As described above under “Going Concern and Liquidity,” in the absence of financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond December 2022. Management is currently evaluating various cost reduction actions, including possible reductions in the Company’s workforce and suspending research and development expenditures on one or more product candidates, in order to reduce the Company’s expenditures and preserve cash. We are limited in our ability to reduce expenditures for known contractual obligations. As a result, we are not able to predict whether any cost reduction actions will be successful or how much longer any such actions will allow the Company to continue to operate without financing.

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

As described above, our recent planned underwritten public offering was not successful and we are currently seeking short-term financing to be able to continue our operations past December 2022. If we are successful in obtaining short-term financing to fund our operations beyond the end of the year, we intend to seek significant additional capital funding to develop our platform, additional hiring of scientific professionals, hiring other general and administrative employees, and clinical trials. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of any such financings will be favorable. Further, the results of our Internal Review demonstrated that we had ineffective disclosure controls and procedures during the first quarter of 2022 and earlier periods, which resulted in our failure to disclose certain information, which has resulted in litigation which has adversely affected our ability to raise capital. Further, there are other factors which may make financing our operations more difficult, including potential governmental investigation, continued elevated legal and accounting professional fees associated with the Internal Review and securities litigation, and other risk factors listed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. In consideration of our plans, substantial doubt is not alleviated.

Summary of Cash Flow

The following table sets forth a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(19,643,400)	$(11,156,300)
Net cash used in investing activities	(4,823,300)	(713,500)
Net cash provided by financing activities	(454,500)	36,881,100
Net increase (decrease) in cash and cash equivalents	(24,921,200)	25,011,300
Cash and cash equivalents at beginning of the period	25,353,900	10,150,500
Cash and cash equivalents at end of the period	432,700	35,161,800

Cash flows from operating activities

Net cash used in operating activities was $19,643,400 for the nine months ended September 30, 2022, as compared to $11,156,300 for nine months ended September 30, 2021. In the nine months ended September 30, 2022, the primary cash outflows were from the net loss of $27,663,200 compared to $14,953,600 during the nine months ended September 30, 2021. Net cash used in operating activities increased by a total of $8,487,100 period-over-period. We primarily used cash to augment our headcount, develop our trial candidates, and to pay for legal and professional fees. See “Results of Operations” above for further details.

Cash flows from investing activities

Net cash used for in investing activities was $4,823,300 for the nine months ended September 30, 2022, as compared to $713,500 for the nine months ended September 30, 2021. Our net cash used in investing activities primarily consisted of purchases of property and equipment. This increase was primarily driven by cash outflows from equipment and leasehold improvements attributed to our cGMP facilities located in our leased facility in Houston, Texas.

Cash flows from financing activities

During the nine months ended September 30, 2022 we paid $454,500 towards our financing arrangement for our Director and Officer Insurance policy. Cash inflows from financing activities was $36,881,100 during the nine months ended September 30, 2021 which primarily consisted of the public offering which closed on July 2, 2021. This public offering sold 8,000,000 shares of common stock with net proceeds of $37,118,100.

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

There were no changes in the fair value hierarchy leveling during the three and nine months ended September 30, 2022 and 2021.

Stock-Based Compensation— We record stock compensation expense related to our 2017 Equity Incentive Plan and 2021 Omnibus Equity Incentive Plan in accordance with ASC 718, Compensation—Stock Compensation. We measure and recognize stock compensation expense for all stock-based awards, including stock options and restricted stock units (“RSUs”).

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

We estimate the grant-date fair value of stock options using the Black-Scholes option-valuation model. During the three and nine months ended September 30, 2022 and 2021, all stock option equity grants under the 2017 Equity Incentive Plan and 2021 Omnibus Equity Incentive Plan contained assumptions used to value such stock options, and were determined as follows:

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

Common Stock Valuations. During the three and nine months ended September 30, 2022 and 2021, we used our listed Nasdaq Capital Market closing price on the grant date to determine common stock valuation.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision, and with the participation, of our current management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Based on this evaluation of our disclosure controls and procedures, our management, including our CEO and CFO, have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the material weaknesses in our internal control over financial reporting described below.

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

Our management is monitoring these material weaknesses and will continue to evaluate whether the remedial actions initiated by the Company will remediate these material weaknesses. However, our management concluded that these material weaknesses still existed as of September 30, 2022. In order to consider these material weaknesses to be fully remediated, we believe additional time is needed to demonstrate effectiveness of the remediation.

Except as disclosed above, there have been no other changes in our internal control over financial reporting for the quarter ended September 30, 2022.

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

On August 23, 2022, Terrell filed a notice of appeal of the Vice Chancellor’s order of dismissal to the Delaware Supreme Court. That same day, the Delaware Supreme Court set a briefing schedule for the appeal, under which Terrell’s opening brief and appendix were due October 7, 2022, Kiromic’s answering brief and appendix are due November 7, 2022, and Terrell’s reply appellate brief is due 15 days thereafter. Terrell filed his opening brief and appendix on October 7, 2022, and Kiromic is set to file its answering brief on November 7, 2022. The Delaware Supreme Court has not yet designated this appeal for oral argument.

Sabby and Empery Claim

Sabby Volatility Warrant Master Fund Ltd., et al. v. Kiromic BioPharma, Inc. et al., Case No. 22-cv-1927 (SDNY). On March 7, 2022, entities related to Sabby Management LLC (the “Sabby Entities”) and Empery Asset Management, LP (the “Empery Entities”) filed a complaint in the United States District Court for the Southern District of New York asserting claims against the Company and certain current and former officers and directors of Kiromic BioPharma, Inc. the Company for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021. On July 1, 2022, the defendants filed motions to dismiss the complaint. In response, on July 22, 2022, the plaintiffs amended their complaint to, among other things, include ThinkEquity LLC as a defendant. The plaintiffs seek unspecified damages; rescission to the extent they still hold Kiromic securities, or if sold, rescissory damages; reasonable costs and expenses, including attorneys’ and experts’ fees; and other unspecified equitable and injunctive relief. The Court directed the defendants to respond to the amended complaint by August 12, 2022. At the parties’ request, the Court extended the defendants’ response date to September 12, 2022 to allow the parties time to discuss a potential resolution. The two parties reached a settlement agreement in principle on September 26, 2022, which the Company’s board of directors approved on September 27, 2022. The settlement contained a cash component of $75,000 payable to Sabby Entities and $75,000 to Empery Entities. The settlement contained a cash component of $75,000 payable to Sabby Entities and $75,000 to Empery Entities. As part of the settlement, the Company also agreed to issue convertible notes (the “Settlement Notes”) in the aggregate principal amount of $1,656,720 to each of the Empery Entities and the Sabby Entities. The Settlement Notes are convertible into shares (the “Conversion Shares”) of the Company’s common stock at an initial conversion price per share of $0.3068 and can be convertible into a maximum of 5,400,000 shares of the Company’s common stock to each of the Empery Entities and Sabby Entities, subject to the adjustment of the conversion price and a beneficial ownership limitation equivalent to 9.99%. This settlement loss is considered probable and resulted in an expense charged as a separate line item within Other expenses on the condensed consolidated statement of operations and related accrued litigation liability totaling $3,463,400 on the balance sheet. This amount excludes any legal and others costs that we were incurred in connection with the defense of this action, and any legal and other costs incurred by the other defendants that we are required to reimburse. Subject to certain exceptions, the Company is obligated to indemnify the defendants in this action, including ThinkEquity, for their reasonable costs incurred in connection with this action and those costs could be substantial. Further, the settlement is subject to the District Court in the Southern District of New York’s approval before delivery of the economic value from the Company to Sabby and Empery Entities is consummated. Similarly, the Company has evaluated that it is reasonably possible that other unasserted claims in future litigation and losses may occur. However, the Company is unable to estimate any possible range of loss attributed to other unasserted claims at this time.

On October 10, 2022, the Company and certain current and former officers and directors of the Company (together with the Company, the “Defendants”) entered into a Stipulation of Settlement and Mutual Release (the “Initial Settlement Agreement”) with entities related to Empery Asset Management, LP (the “Empery Entities”) and entered into an Initial Settlement Agreement with Sabby Volatility Warrant Master Fund Ltd. (“Sabby”, together with the Empery Entities, the “Plaintiffs”), respectively, in connection with a case filed by the Plaintiffs against the Defendants for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended (the “Securities Act”) in connection with the purchase of Company’s common stock through the Company’s public offering that closed on July 2, 2021. Pursuant to the Initial Settlement Agreements, the Plaintiffs and the Defendants agreed to dismiss the case with prejudice against all Defendants (including ThinkEquity, LLC) with no admission of liability (the “Settlement”). As part of the Settlement, the Company agreed to (a) make a $75,000 cash payment to each of the Empery Entities and Sabby and (b) issue convertible notes (the “Settlement Notes”) in the aggregate principal amount of $1,656,720 to each of the Empery Entities and Sabby. The Settlement Notes are convertible into shares of the Company’s common stock (the “Conversion Shares”) at an initial conversion price per share of $0.3068 (the “Conversion Price”), subject to a beneficial ownership limitation equivalent to 9.99% (“Beneficial Ownership Limitation”).

Both Initial Settlement Agreements were conditioned upon the Company obtaining financing no later than October 18, 2022 for aggregate gross proceeds to the Company of not less than $5 million (the “Conditional Financing”), after which within one business day the parties should promptly submit a joint motion seeking approval of the Initial Settlement Agreements under Section 3(a)(10) of the Securities Act (the “Joint Motion”) from the United States District Court for the Southern District of New York (the “Court”).

On October 27, 2022, the Defendants entered into an Amended Stipulation of Settlement and Mutual Release with the Empery Entities (the “Amended Empery Settlement Agreement”) and Sabby (together with the Amended Empery Settlement Agreement, the “Amended Settlement Agreements”), respectively. Both Amended Settlement Agreements removed the satisfaction of the Conditional Financing as a condition to the Settlement and provided that the parties shall file the Joint Motion no later than October 25, 2022. The Amended Empery Settlement Agreement shall become void if the Court does not approve the Joint Motion by November 15, 2022, subject to extension by the Empery Entities.

On November 2, 2022, the Court granted the Joint Motion, pursuant to which the Settlement Notes will be unrestricted and exempt from the registration requirements of the Securities Act, and the Conversion Shares, when issued upon conversion of the Settlement Notes in accordance with the terms set forth therein, will also be unrestricted and exempt from the registration requirements of the Securities Act.

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

Podmore Class Action

On October 3, 2022, Joseph Podmore (“Podmore”) filed a class action complaint in the United States District Court for the Southern District of New York covering the same subject matter as the Sabby Entities’ and Empery Entities’ claim discussed above asserting claims against the Company and certain current and former officers and directors for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021 and Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the certain statements and acts made by the defendants between June 25, 2021 and August 13, 2021. The Company has evaluated the Podmore class claims and has determined that it is not possible to estimate a potential range of loss at this time.

The Company regularly assesses all contingencies and believes, based on information presently known, the Company is not involved in any other matters that would have a material effect on the Company’s financial position, results of operations and cash flows.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below and the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 8, 2022 (the “Annual Report”), and the risk factors previously disclosed in our Quarterly Reports on Form 10-Q subsequently filed after the Annual Report. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

We may not be able to continue as a going concern and holders of our common stock could suffer a total loss of their investment.

We do not have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the condensed consolidated financial statements are issued. The Company’s estimated cash and cash equivalents were $1,325,300 as of October 31, 2022. We will need to obtain financing in order to fund our operations past September 2022. Any failure or delay to secure such financing could force us to delay, limit or terminate our operations, make reductions in our workforce, liquidate all or a portion of our assets and/or seek protection (“Bankruptcy Protection”) under Chapters 7 or 11 of the United States Bankruptcy Code.

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
10.1

Stipulation of Settlement and Mutual Release, dated October 10, 2022, by and among Kiromic Biopharma, Inc., Empery Asset Master, Ltd. and other parties  (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 14, 2022)

10.2

Stipulation of Settlement and Mutual Release, dated October 10, 2022, by and among Kiromic Biopharma, Inc., Sabby Volatility Warrant Master Fund Ltd. and other parties  (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 14, 2022)

10.3	Form of the Subordinated Convertible Promissory Note (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 14, 2022)
10.4	Standby Equity Purchase Agreement, dated October 13, 2022, by and between Kiromic Biopharma, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2022)
10.5	Form of the 25% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 27, 2022)
10.6

Amended Stipulation of Settlement and Mutual Release, dated October 27, 2022, by and among Kiromic Biopharma, Inc., Empery Asset Master, Ltd. and other parties (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 2, 2022)

10.7

Amended Stipulation of Settlement and Mutual Release, dated October 27, 2022, by and among Kiromic Biopharma, Inc., Sabby Volatility Warrant Master Fund Ltd. and other parties (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 2, 2022)

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

5
Date: November 14, 2022	KIROMIC BIOPHARMA, INC.

/s/ Pietro Bersani
Name: Pietro Bersani
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Daniel Clark
Name: Daniel Clark
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)