Form 10-K
period 2022-12-31
Kiromic Biopharma, Inc.
filed 2023-04-17
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39169

Kiromic BioPharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4762913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7707 Fannin Street, Suite 200, Houston, TX	77054
(Address of Principal Executive Offices)	Zip Code

(832) 968-4888
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Shares, par value $0.001 per share	KRBP	The Nasdaq Stock Market

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

The aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $6,731,623 based on the closing price of the Common Stock on the Nasdaq Stock Market on June 30, 2022.

As of April 14, 2023, there were 979,243 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year covered by this report.

Kiromic BioPharma, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2022

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Various statements made in this Annual Report on Form 10-K are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

●	Our goals and strategies.
●	Our future business development, financial condition and results of operations.
●	Our expected timing of human clinical trials and other related milestones.
●	Expected changes in our revenue, costs or expenditures.
●	Our ability to obtain financing in amounts sufficient to fund our operations and continue as a going concern and avoid seeking protection under Chapters 7 or 11 of the United States Bankruptcy Code.
●	Difficulties or delays in the product development process, including the results of preclinical studies or clinical trials.
●	Difficulties or delays in the regulatory approval process.
●	Manufacturing, sales, marketing and distribution of any of our products that may be successfully developed and approved for commercialization.
●	Growth of and competition trends in our industry.
●	Our expectations regarding demand for, and market acceptance of, our products.
●	Our expectations regarding our relationships with investors, institutional funding partners and other parties we collaborate with.
●	Fluctuations in general economic and business conditions in the markets in which we operate; including those fluctuations caused by COVID-19.
●	Our ability to raise capital when needed.
●	Relevant government policies and regulations relating to our industry.
●	The outcome of any pending or threatened litigation.

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

The following are some of the factors that could cause actual results to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements:

●	The extent to which the COVID-19 pandemic impacts our business, our customers’ businesses, the medical community and the global economy.
●	The effectiveness and timeliness of our preclinical studies and clinical trials, and the usefulness of the data.
●	Our expectations regarding the timing and clinical development of our product candidates.
●	Our ability to achieve profitable operations and access to needed capital.
●	Fluctuations in our operating results.
●	The success of current and future license and collaboration agreements.
●	Our dependence on contract research organizations, vendors and investigators.
●	Effects of competition and other developments affecting development of products.
●	Market acceptance of our products.
●	Protection of intellectual property and avoiding intellectual property infringement.
●	Product liability.
●	Other factors described in our filings with the SEC.

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and subsequent quarterly reports on Form 10-Q describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized, except as may be required by law.

RISK FACTOR SUMMARY

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2022.

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

Risks Related to Our Financial Position

●	We have incurred losses since inception and may never achieve or sustain profitability.
●	We will need substantial additional funding and cannot be certain that additional capital will be available.
●	If we are unable to raise substantial additional capital, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.
●	Our financial situation creates doubt whether we will continue as a going concern.
●	We identified material weaknesses in our internal control over financial reporting and we may identify additional material weaknesses in the future.

Risks Related to our Business

●	We have a limited operating history, which makes it difficult to evaluate our current business and future prospects.
●	As a company, we have never commercialized a product.
●	We must maintain quality controls and compliance with manufacturing standards.
●	Our future success depends on our ability to retain our key executives and qualified personnel.
●	We may experience difficulties in managing our growth, which could disrupt our operations.
●	Our governing documents could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.
●	We are an emerging growth company, and we cannot be certain if the reduced reporting requirements make our shares less attractive to investors.
●	We may be subject to securities laws claims regarding past disclosures.
●	We had ineffective disclosure controls and procedures as of December 31, 2022 and earlier periods.
●	We face risks associated with increased political uncertainty.
●	Our business may be adversely affected by the ongoing coronavirus (“COVID-19”) pandemic.

Risks Related to our Product Candidates

●	Our tumor-specific cancer immunotherapy approach exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.
●	We face substantial competition from other pharmaceutical and biotechnology companies.
●	Other existing or future technologies may provide significant advantages over our technologies.
●	We may expend resources pursuing programs or products that may be less successful than others.
●	If we experience delays or difficulties in patient enrollment for clinical trials, our research and development efforts and the receipt of necessary regulatory approvals could be significantly delayed or prevented.
●	Delays in the commencement and completion of clinical trials could increase costs and delay or prevent regulatory approval and commercialization of our product candidates.

●	We may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our immunotherapy candidates prove to be ineffective, unsafe or commercially unviable, our entire technology platform and pipeline would have little, if any, value.
●	Results from preclinical studies and early-stage clinical trials may not be predictive.
●	Preliminary interim or “top-line” data that we announce may change as more data becomes available.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any products that we develop alone or with collaborators.
●	Our product candidates are complex and difficult to manufacture.
●	If we are unable to obtain sufficient quantities of raw materials and supplies, at acceptable prices and on a timely basis, it could harm our business.
●	The market opportunities for our product candidates may be smaller than we estimate.

Risks Related to Government Regulation

●	The U.S. Food and Drug Administration (the “FDA”) regulatory approval process is lengthy and time-consuming, and we may continue to experience significant delays.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.
●	Our product candidates may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.
●	We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.
●	The regulatory landscape that will govern our product candidates is uncertain.
●	The FDA may disagree with our plans, and we may fail to obtain regulatory approval of our product candidates.
●	We may be unable to obtain orphan drug designation or to maintain the associated benefits.
●	We may not be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
●	Our products will be subject to ongoing regulatory obligations and continued regulatory review.
●	Healthcare reform measures may have a material adverse effect our product candidates’ commercial success.

Risks Related to Our Reliance on Third Parties

●	We expect to depend on collaborations with third parties for certain research, development and commercialization activities, and if any such collaborations are not successful, it may harm our business and prospects.
●	Our relationships with healthcare professionals, clinical investigators, Contract Research Organizations (“CROs”), and third-party payors may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws.

Risks Related to Intellectual Property

●	Patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our business position.

●	Our ability to compete effectively in our markets may decline if we do not adequately protect our proprietary rights, and our proprietary rights do not necessarily address all potential threats to our competitive advantages.
●	We could lose license rights that are important to our business if we fail to comply with our obligations in the agreements under which we license such intellectual property.
●	We may not be able to protect our intellectual property rights throughout the world.
●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information or trade secrets of third parties.

Risks Related to the Market for Our Common Stock

●	Our common stock may be volatile or may decline regardless of our operating performance.
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for the shares and trading volume could decline.
●	We do not expect to pay dividends in the foreseeable future.
●	Our stockholders may experience substantial dilution if we issue additional shares of our capital stock.
●	We may issue additional debt and equity securities, which could materially adversely affect the market price of our common stock.
●	Failure to meet the continued listing requirements of The Nasdaq Stock Market, LLC (“Nasdaq”) could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

Risks Related to Going Concern and Bankruptcy

●	We may not be able to continue as a going concern and holders of our common stock could suffer a total loss of their investment.
●	In the event we pursue Bankruptcy Protection, we will be subject to the risks and uncertainties associated with such proceedings.
●	In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses.
●

ITEM 1. BUSINESS.

Overview

Revolutionizing Allogeneic cell therapies for multiple oncology indications.

Kiromic BioPharma, Inc. (together with its subsidiaries, “we,” “us,” “our” or the “Company”) is an artificial intelligence (“AI”) driven, end-to-end allogeneic cell therapy company, currently developing the multi-indication allogeneic T cell therapy that exploits the natural potency of the Gamma Delta T cell (“GDT”) to target solid tumors.

Our end-to-end approach consists of target discovery and validation, product development, and good manufacturing practices (“GMP”) manufacturing, which we believe will allow us to leverage a new framework for the next generation of cell therapies. We also have new technologies in development that we believe will support our end-to-end approach.

From a development standpoint, we utilize innovative engineered and non-engineered GDT manufacturing technologies and are developing proprietary, virus-free gene editing tools, to develop novel therapies for solid tumors that we believe will be effective and cost-efficient. Our Procel, Isocel, and Deltacel platforms consist of allogeneic cell therapy product candidates that are currently in the preclinical development stage. Our Procel product candidate consists of engineered GDTs that target PD-L1. Our Isocel product candidate consists of engineered GDTs that target Mesothelin Isoform 2 positive tumors (“Iso-Meso”). Our Deltacel product candidate consists of non-engineered GDTs that have been expanded, enriched, and activated ex- vivo through a proprietary process, and are used to treat solid tumors regardless of the specific tumor antigen expression.

We currently have one clinical trial candidate with the Procel product candidate platform titled Allogeneic Extrinsic Immune System PRO-1 (“ALEXIS-PRO-1”). We currently have one clinical trial candidate with the Isocel product candidate platform titled Allogeneic Extrinsic Immune System ISO-1 (“ALEXIS-ISO- 1”). Our ALEXIS-PRO-1 clinical trial candidate is our allogeneic GDT therapy product candidate targeting PD-L1. Our ALEXIS-ISO-1 clinical trial candidate is our allogeneic GDT therapy product candidate targeting an isoform of Mesothelin that is preferentially present on tumor cells, namely Iso-Meso. The INDs for these trial candidates have been on a clinical hold since June 2021. We are currently working on addressing the United States Food and Drug Administration’s (the “FDA’s”) comments.

Since the second half of 2022, we have been developing a novel, non-engineered GDT cell therapy based on a proprietary methodology of expanding and activating GDT cells from healthy donors. The product candidate, Deltacel, is intended to be used in combination with a standard anti-tumor treatment therapy.

Accordingly, we have entered into a Sponsored Research Agreement (the “SRA”) with Principal Investigator James W. Welsh, M.D. of The University of Texas MD Anderson Cancer Center, to facilitate the development of our Deltacel, Procel, and Isocel product candidates. We believe this SRA will generate sufficient in-vivo pre-clinical data to enhance our GDT product platform, supporting three new IND submissions: (1) Deltacel in combination with a standard anti-tumor therapy (“IND #1”); (2) Procel in combination with a standard anti-tumor therapy (“IND #2”); and (3) Isocel in combination with a standard anti-tumor therapy (“IND #3”). The first IND to be submitted to the FDA will be IND#1, as explained in further detail below. We are planning to submit INDs for IND #2 and IND #3 when we obtain sufficient financing to support the progression of the development of those additional clinical trial candidates.

From a target discovery standpoint, our proprietary target discovery engine is called "Diamond." The Diamond platform is a suite of data mining algorithms that identify cancer-specific immunotherapy targets and AI models that evaluate the quality of potential targets. We believe that Diamond dramatically accelerates the development of live drug technologies by quickly locating rare cancer-specific targets in vast databases of billions of genomic datapoints and by applying the latest in machine learning methods to eliminate targets likely to fail prior to costly laboratory validation and development. From a development standpoint, Kiromic utilizes innovative engineered GDT manufacturing technologies and is developing proprietary, virus-free gene editing tools, to develop novel therapies for solid tumors that will be effective and cost-efficient. Our Allogeneic Lead Exogenous Isoforms (“ALEXIS”) platform consists of allogeneic cell therapy products, currently in the pre-Investigational New Drug development stage. Investigational New Drug (“IND”) application enabling, non-clinical pharmacology studies are supportive for the GDT-based therapy.

Our ALEXIS-PRO-1 trial candidate is our allogeneic GDT therapy product targeting PD-L1. Our ALEXIS-ISO-1 trial candidate is our allogeneic GDT therapy product targeting an isoform of Mesothelin that is preferentially present on tumor cells, namely Mesothelin Isoform 2 (“Isomeso”).

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

Target Discovery: Diamond (Identify, Screen, Prioritize)

Diamond addresses the main challenges in today's clinical pipeline: target identification, patient stratification, and donors’ selection.

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

Diamond has a large and growing database of genomics, proteomics, cytometry, demographics, 3D structures, and gene models and annotations. The data base has approximately 2 billion data points and is an integrated collection of large public consortium datasets and Kiromic proprietary study data. The data covers 38 types of cancer and 47 types of normal human tissue with hundreds of samples and millions of datapoints for each.

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

To solve the problem of identifying common cancer-specific antigens derived from alternative splicing, we have developed a fully integrated in silico methodology to predict cancer-specific isoforms.

Diamond allows for the prediction and prioritization of iso-antigens which are a novel source of tumor targets, highly specific for neoplastic cells but without the drawback of also being highly patient-specific.

Diamond analyzes tens of thousands of isoforms from 10,000+ tumor samples and 7,000+ normal samples to create a rank order list of isoforms that are strongly expressed in tumor but not in normal samples. It supports identification of targets for specific tumor types, sub-populations of patients, or cross-tumor type targets. In each case, tumor expression is compared to all profiled normal tissues. Diamond can distinguish splicing alterations that lead to unique protein regions or unique protein sequence junctions. The unique regions are the basis for identification of a target peptide. Diamon can also refine results to focus on just proteins that are presented on the surface of cells.

After a prioritized list of cancer-specific protein isoforms is developed by our data mining tools, a specific target peptide must be selected and targets must be vetted with in-silico methods to quickly eliminate those likely to fail later in development. The Diamond platform includes a suite of AI, machine learning models that assist in selection of the most promising targets. These include:

Transmembrane prediction. Immunotherapies like CAR-T cell therapies work optimally on proteins with cancer-specific alterations of cell surface proteins. Generally, cell surface proteins have a portion that stays inside the cell (cytoplasmic), a portion that crosses the cell membrane (transmembrane), and a portion that is outside on the cell’s surface (extracellular). A good target for CAR-T cells needs to be on the extracellular portion of a protein that is altered by cancer but that is not so dramatically altered that it is no longer a transmembrane protein. A Diamond machine learning model trained on the properties of transmembrane proteins is used to ensure that these criteria are met.

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

We have made significant progress in the use of bioinformatics data to develop a simple test which will allow us to pre-screen donors with the goal to identify those whose GDT cells have the most efficient expansion and activation potential. This will further reduce the costs of manufacturing by making our proprietary process more efficient.

In addition, we are developing a third module of the Diamond platform to predict which patients will best respond to our GDT cell therapies. This will allow us to personalize the treatment approach depending on the patient’s tumor features.

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

Allogeneic engineered T cells are manufactured in a similar manner as autologous, but with two key differences: (i) allogeneic T cells are derived from healthy donors, not cancer patients, and (ii) allogeneic T cells have a decreased risk of GvHD, a condition where T cells recognize the patient's normal tissues as foreign and cause damage to the patient.

First, we plan to study non-engineered T-cells in the Deltacel clinical trial. This will allow us to better establish the efficacy and tolerability of our unique GDT cells, which are derived from healthy donors and are expanded and activated in vitro through a proprietary methodology. Moreover, Deltacel will allow us to move into the clinical arena faster than Procel and Isocel, considering the following advantages of non-engineered GDT cells:

Deltacel targets are shared by multiple solid tumors; simplified manufacturing due to absence of T cell engineering; reduced risk of on-target off-tumor tox; allogeneic and Off-The-Shelf (cryopreserved).

In addition, Deltacel development will allow us to acquire manufacturing and clinical experience to support more complex products, such as Procel and Isocel.

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

Development Plan

Deltacel will be studied in a Phase 1, First-in-Human, Open-label, Dose Escalation Study Subjects with metastatic and refractory non-small cell lung cancer (NSCLC). In this trial, the product candidate, KB-GDT-01, will be studied in combination with low dose radiotherapy.

The primary goal will be to assess safety, tolerability, and preliminary efficacy of KB-GDT-01 at increasing dose levels in order to estimate the recommended Phase 2 dose (RP2D) which will serve as the dose for an additional 12 subject patient cohort expansion.

We submitted the IND for the Deltacel trial on March 31, 2023 and we expect to begin the activation of clinical trial process in Q2 2023.

ALEXIS-PRO-1 will be studied in a Phase 1, First-in-Human, Open-label, Dose Escalation Study of an Allogeneic Gamma Delta PD1 T Cell Switch Receptor Therapy (KB-PD1) in “Subjects with PD-L1 Positive Metastatic or Progressive Locally Advanced Solid Malignancies.”

The primary goal will be to assess safety, tolerability, and preliminary efficacy of KB-PD1 at increasing dose levels in order to estimate the maximum tolerated dose (MTD) which will serve as the dose for an expansion cohort.

Prior to treatment, all patients are expected to undergo selected screening process to assure that they meet all the corresponding inclusion and exclusion criteria and are expressing the intended target (PD-L1).

ALEXIS-ISO-1 will be studied in a Phase 1, First-in-Human, Open-label, Dose Escalation Study of an Allogeneic Gamma Delta CAR T Cell KB-ISO-1 in subjects with Mesothelin Positive Metastatic or Progressive Locally Advanced Solid Malignancies.

We expect the clinical hold will be lifted in the first half of 2024 allowing us to begin the activation process for the clinical trial by the end of 2024.

The following table shows the projected timeline for our clinical programs:

Trial	Product candidate	Notes
Deltacel[1]	KB-GDT-01 in combination with a low dose radiotherapy	IND#1 based on pre-clinical data from the MDACC SRA
Procel	KB-PD1	response to clinical hold
Isocel	KB-ISO-1	response to clinical hold
Procel in combination[2]	KB-PD1 in combination with a standard antitumor therapy	IND#2 based on pre-clinical data from the MDACC SRA
Isocel in combination[3]	KB-ISO-1 in combination with a standard antitumor therapy	IND#3 based on pre-clinical data from the MDACC SRA

Exploitation of GDT’s Natural Potency

We have two simple claims with respect to our allogeneic AI driven GDT engineering approach.

1.	We believe that our GDTs are safer than other CAR-T cell approaches;
2.	We believe that our GDTs are more efficacious than other CAR-T cell approaches.

Below, safety and efficacy are discussed in greater detail.

Safety

Deltacel

We conducted a pivotal IND-enabling Toxicology and Pharmacology study of Deltacel in tumor-bearing NSG mice (N=120).

Deltacel was given at the human equivalent dose of 12 billion cells (24 billion cumulative dose), which is 7.5x the human equivalent dose (with respect to the highest planned IND dose).

It was well tolerated with no incidence on mice weight or impact on survival (both overall and event-free).

Clinical Pathology did not evidence any significant Deltacel-induced abnormalities in blood chemistry, with the exception of a minor increase in Alanine Aminotransferase in female mice receiving Deltacel compared with controls. This was not associated to any defect in liver function.

Histopathology examination multiple organs did not evidence any abnormalities after Deltacel administration.

The graphics below show that Deltacel did not cause significant changes in mice's body weight, did not affect survival, and did not alter metabolic functions.

Percent Group Mean Body Weight Changes from Day 1.

Survival rates.

Complete metabolic panel.

Total bilirubin
mg/dL (Mean with 95% C.I.)
0.0
0.2
0.4
0.6
Females Tumor, CS5
Females Tumor gdT
Males Tumor CS5
Males Tumor gdT
Alkaline phosphatase
U/L (Mean with 95% C.I.)
0
50
100
150
Females Tumor, CS5
Females Tumor gdT
Males Tumor CS5
Males Tumor gdT
Alanine transaminase
U/L (Mean with 95% C.I.)
0
50
100
150
200
Females Tumor, CS5
Females Tumor gdT
Males Tumor CS5
Males Tumor gdT
Aspartate aminotransferase
U/L (Mean with 95% C.I.)
0
200
400
600
Females Tumor, CS5
Females Tumor gdT
Males Tumor CS5
Males Tumor gdT

Cholesterol
Triglicerides
Glucose
Total proteins
mg/dL (Mean with 95% C.I.)
g/dL (Mean with 95% C.I.)
0
50
100
150
200
300
3.5
4.0
4.5
5.0
5.5
Females Tumor, CS5
Females Tumor gdT
Males Tumor CS5
Males Tumor gdT

Albumin
g/dL (Mean with 95% C.I.)
4.0
3.5
3.0
2.5
2.0
Females Tumor, CS5
Females Tumor gdT
Males Tumor CS5
Males Tumor gdT
Globin
g/dL (Mean with 95% C.I.)
2.2
2.0
1.8
1.6
1.4
1.2
1.0
Females Tumor, CS5
Females Tumor gdT
Males Tumor CS5
Males Tumor gdT
A:G Ratio
Ratio (Mean with 95% C.I.)
3.0
2.5
2.0
1.5
1.0
Females Tumor, CS5
Females Tumor gdT
Males Tumor CS5
Males Tumor gdT

Procel

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

Isocel

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

Efficacy

Deltacel

We conducted an IND-enabling pivotal Efficacy study in mice (N=80, 40 females and 40 males), where Deltacel was given alone or in combination to a standard anti-tumor therapy to animals bearing advanced lung cancer tumors implanted sub-cutaneously.

Adding the standard tumor therapy treatment to the Delatcel (KB-GDT-01) injections prolonged the duration and the magnitude of the benefit afforded by the cell treatment alone, and it was superior to the standard therapy when compared with the untreated control group (vehicle). These effects were not associated to any effect on multi-organ functions and metabolism as evidenced by a clinical chemistry analysis. Based on the mRNA profile by NanoString analysis, adding the standard anti-tumor therapy to KB-GDT-01 appeared to favor a pro-inflammatory tumor microenvironment. A unique gene expression signature was identified in mice treated with the combination therapy, that could not be obtained with either monotherapies and could represent a set of biomarkers that may be associated to Deltacel in patients.

Changes of average tumor size in each group during the in-life observation period. No statistically significant differences were observed.

Changes of average tumor size in each group during the in-life observation period. Combination therapy versus cell monotherapy. The combination therapy significantly reduced the size of tumors compared with those from mice in the cell monotherapy group. The average size of the combination therapy group’s tumors remained smaller than that of the cell monotherapy group.

Combination therapy versus standard therapy alone. Except for a temporary effect from day 9 until day 11 (included), where the combination therapy group mean tumor volume was significantly smaller than that of the standard therapy alone, the mean tumor volume of mice in the combination therapy group was not significantly different from that of mice in the standard therapy alone group. However, on average, from day 16 until the end of the experiments, it remained 24% smaller than that of the standard therapy group.

Combination therapy versus vehicle control. The combination therapy significantly reduced the size of tumors compared with those from mice in the vehicle control group starting from day 5, i.e., around 48 hours after the injection of the first cell dose.

Cells monotherapy versus standard therapy or vehicle. During the 39-day observation window after the administration of the second dose of cells, the cells monotherapy was never better than standard therapy in controlling tumor growth, while it significantly reduced tumor size compared with the vehicle control group starting from day 5, i.e., around 48 hours after the injection of the first cell dose.

Standard therapy versus vehicle. Tumor growth in the mice from the standard therapy group was not significantly different from that of mice from the vehicle group, except for a temporary effect observed only on day 5.

Probability of survival for each treatment group: no statistically significant differences in survival rates among groups were observed (Log-rank test and Gehan-Breslow-Wilcoxon test p>0.05). There was no statistically significant difference among groups.

Procel

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

Isocel

Similarly, we believe that our engineered GDTs targeting the isoform of mesothelin are potentially more efficacious than non-engineered GDT approaches. The figures below demonstrate our experimentation of that hypothesis. We tested the in vivo efficacy and tolerability of a high dose of GDT in Balb/c nude mice sub-cutaneously implanted with the mesothelioma cell line, NCI-H226. Fifteen days after tumor cell implantation, mice with comparable tumor volumes were then divided into three groups (n=10 mice/group) and were (i) injected with our CAR GDTs, (ii) injected with non-engineered GDTs, iii) injected with saline solution. Tumor volumes and mice weight were measured daily for an additional 30 days. The dotted vertical line indicates the day when the GDTs were administered. Graphs show the tumor growth/reduction and body weight from the ten tested mice (Saline, our CAR GDTs, non-engineered GDTs), or five mice (tumor-free), with a 95% confidence interval.

In summation, our GDT therapy reduced tumor size to zero within approximately eight days in mice, while showing no weight loss. Conversely, mice treated intravenously with either non-engineered GDTs or untreated (saline) experienced statistically significant tumor growth.

For our allogeneic products, the cells are collected from a healthy donor. The collected cells are then sent to the Kiromic processing facility, where the peripheral blood mononuclear cells, including GDTs, are isolated.

These cells are stimulated to proliferate, then purified and cryopreserved. In the case of Procel and Isocel, they are transfected with a virus-free methodology.

These cells can be propagated in cell culture bags until sufficient cells are available. The GDTs are then washed, frozen, and shipped to the clinical sites.

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

Our Product Pipeline and Development

Using our proprietary technologies, we are researching and developing multiple product candidates for the treatment of solid tumors. Our product candidates are allogeneic engineered GDTs to be used for specific patients as OTS treatments for patients with metastatic or progressive locally advanced solid malignancies.

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

Patents

We continue building an intellectual property portfolio around our product candidates and our discovery programs, based on intellectual property we own as well as licensed intellectual property. We are the owners of, co-owners of, or the licensee of multiple patents and patent applications in the U.S. and worldwide. Our patent portfolio includes patent applications having claims directed to aspects of our lead product candidates, Deltacel, Procel, and Isocel, as well as other research-stage candidates and our Bioinformatics discovery platform. Our patent portfolio and filing strategy is designed to provide multiple layers of protection by pursuing claims directed toward: (1) manufacturing processes, (2) methods of treatment for therapeutic indications, (3) antigen binding domains directed to the targets of our product candidates, (4) CAR constructs and engineered molecules.

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

License Agreements

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

Due to the promising therapeutic effect of T cell therapies in clinical trials, we anticipate increasing competition from existing and new companies developing these therapies, as well as in the development of allogeneic T cell therapies.

Potential cell therapy competitors include:

•	Autologous T cell therapy competition: Adaptimmune Therapeutics PLC, Amgen Inc., Autolus Therapeutics plc, bluebird, Gilead (acquired Kite), Novartis International AG, Celgene (acquired Juno), Tmunity Therapeutics, Inc. and Unum Therapeutics Inc.
•	Allogeneic T cell therapy competition: Atara Biotherapeutics, Inc., Celyad S.A., CRISPR Therapeutics AG, Fate Therapeutics Inc., Intellia Therapeutics, Inc., Gilead (acquired Kite), Allogene Therapeutics, Inc., Poseida Therapeutics, Inc., Precision Biosciences, Inc., Sangamo Therapeutics, Inc., and Cytomed Therapeutics Pte, Ltd.

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

Corporate Information

Our principal executive office is 7707 Fannin, Suite 200, Houston, TX 77054. Our telephone number is (832) 968-4888. Our website is www.kiromic.com. The information contained on our website is not a part of this annual filing, nor is such content incorporated by reference herein, and should not be relied upon in determining whether to make an investment in our common stock.

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

This business has not generated any revenues nor other income for Kiromic during the years ended December 31, 2022 and 2021, was fully absorbed into Kiromic as of December 31, 2022, and is no longer operating as an entity.

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

U.S. Product Development Process

In the U.S., the FDA regulates pharmaceutical and biological products under the FDCA, the PHSA, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the U.S. generally involves the following:

•	Completion of nonclinical laboratory tests and animal studies according to good laboratory practices (“GLPs”) and applicable requirements for the humane use of laboratory animals, such as the Animal Welfare Act, or other applicable regulations.
•	Submission to the FDA of an IND, which must become effective before human clinical trials may begin.
•	Approval by an independent institutional review board (“IRB”) or ethics committee at each clinical site before the trial is commenced at that site.
•	Performance of adequate and well-controlled human clinical trials according to the FDA’s good clinical practice requirements (“GCPs”), and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the proposed biological product for its intended use.
•	Submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials, as well as detailed information about the chemistry, manufacturing and controls, and proposed labeling and packaging for the product candidate.
•	Consideration by an FDA Advisory Committee, if applicable.
•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product candidate is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices (“cGTPs”) for the use of human cellular and tissue products.
•	Satisfactory completion of potential FDA audits of the nonclinical study and clinical trial sites that generated the data in support of the BLA.
•	FDA review and approval, or licensure, of the BLA, including agreement on post-marketing commitments, if applicable.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The biological product candidate is initially introduced into healthy human subjects and tested for safety and to develop detailed profiles of its pharmacological and pharmacokinetic actions, determine side effects associated with increasing doses, and, if possible, gain early evidence of effectiveness. In the case of some products for severe or life-threatening diseases, especially when the product candidate may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
●	Phase 2. The biological product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product candidate and provide an adequate basis for product labeling.

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

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the Affordable Care Act provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•	Created an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011.
•	Increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price (“AMP”) for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the AMP.
•	Created a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers' outpatient drugs to be covered under Medicare Part D.
•	Extended manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations.
•	Expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and added new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers' Medicaid rebate liability.
•	Expanded the list of entities eligible for discounts under the 340B Drug Discount Program.
•	Created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
•	Expanded healthcare fraud and abuse laws, including the Foreign Corrupt Practices Act (the “FCPA”), and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance.
•	Created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected.
•	Required reporting of certain financial arrangements with physicians and teaching hospitals.
•	Required annual reporting of certain information regarding drug samples that manufacturers and distributors provide to physicians.
•	Established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
•	Created a licensure framework for follow on biologic products.

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

Human Capital

Our Employees. As of December 31, 2022, we had a total of 31 employees all located in the United States of America. Our highly qualified and experienced team includes scientists, physicians, laboratory technicians, finance professionals, and administrative professionals. We also utilize a number of consultants for financial reporting, clinical, regulatory, and SEC compliance.

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

We generated negative cash flows from operations and have incurred net operating losses each year since we started business. For the year ended December 31, 2022, we incurred net losses of $34,731,000 and our net cash used in operating activities was $23,745,900. As of December 31, 2022, our accumulated deficit was $101,947,500. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next twelve months. As our focus on development of our product candidates has increased, losses have resulted primarily from expenses associated with research and development and clinical trial-related activities, as well as general and administrative expenses. While we have implemented and continue to implement cost reduction measures where possible, we nonetheless expect to continue operating in a loss position on a consolidated basis and expect that recurring operating expenses will be at higher levels for the year ending December 31, 2023. Further, we anticipate that our expenses will increase substantially if and as we:

●	Continue our current research and development programs, including conducting laboratory, preclinical and greenhouse studies for product candidates.
●	Initiate clinical or field trials for product candidates.
●	Seek to identify, assess, acquire or develop additional research programs or product candidates.
●	Maintain, expand and protect our intellectual property portfolio.
●	Seek marketing approvals for any product candidates that may successfully complete development.
●	Establish a sales, marketing and distribution infrastructure to commercialize any products that may obtain marketing approval.
●	Further develop and refine the manufacturing process for our product candidates.
●	Change or add additional manufacturers or suppliers of biological materials or product candidates.
●	Validate a commercial-scale manufacturing facility compliant with cGMP.
●	Further develop our genome editing technology.
●	Acquire or in-license other technologies.
●	Seek to attract and retain new and existing personnel.
●	Expand our facilities.

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

We have an ongoing need to raise additional cash from outside sources to continue funding our operations, including our continuing substantial research and development expenses. We do not currently believe that our cash balance will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the near future. Our future capital requirements will depend on many factors, including:

●	Our ability to raise capital to fund our operations on terms acceptable to us, or at all.
●	Our perceived capital needs with respect to our development programs, and any delays in, adverse events and excessive costs of such programs beyond what we currently anticipate.
●	Our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our product candidates to market and the cost of such arrangements at the time.
●	The cost of manufacturing our product candidates, including compliance with GMP applicable to our product candidates.
●	Expenses related to the establishment of sales and marketing capabilities for product candidates awaiting approval or products that have been approved.
●	Competing technological and market developments.
●	Our ability to introduce and sell new products.

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

We have not generated any revenues to date. For the years ended December 31, 2022 and 2021, we had a net loss of $34,731,000 and $25,588,700, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain funding from additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern.

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

In the course of preparing our financial statements, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to: (1) lack of internal control processes and procedures regarding the financial close and reporting process, procure to pay process, and human resources and payroll process; (2) those controls being designed without the appropriate segregation of duties; (3) lack of full time accounting and finance personnel; and (4) an internal communication deficiency noted in the prior year that has not been fully remediated during 2022. In order to remediate these material weaknesses, we have hired and plan to continue to hire and engage additional accounting, finance, and system implementation specialists and we have formed a Disclosure

Committee comprised of certain members of the Company’s management. We have implemented, and plan to continue to implement, new controls, new processes and technologies to implement formalized internal controls framework and procedures.

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

We are highly dependent on the research and development experience, technical skills, leadership and continued service of certain members of our management and scientific teams, including Pietro Bersani, our Chief Executive Officer and Principal Financial Officer, Leonardo Mirandola, our Chief Scientific Officer and Scott Dahlbeck, our Chief of Staff.

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

Our governing documents designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of state law actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

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

On July 2, 2021, we consummated a public offering of $40 million of our common stock. Neither the Registration Statement on Form S-1 with respect to this offering that was filed on June 25, 2021, nor the final prospectus dated June 29, 2021, with respect to this offering contained any disclosure with respect to the June 16 and 17, 2021 FDA Communications. Our Form S-1 and final prospectus for the offering stated the following with respect to our ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidates: “These products are in the pre-IND stage of the FDA clinical trial process. We are currently going through the IND enabling trials process for these product candidates and we expect that first in human dosing in Phase I of clinical trials will commence in the third quarter of 2021.”Anyone who purchased shares of our common stock in the offering and anyone who purchased or sold shares of our common stock in the public market after June 16, 2021 could claim that they were misled by our failure to disclose the clinical hold on studies under the INDs for these product candidates and that they suffered damages. On March 7, 2022, certain shareholders who had purchased shares of our common stock in the Company’s public offering that closed on July 2, 2021, filed a complaint against the Company and certain our current and former officers and directors for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock in the offering. The plaintiffs seek unspecified damages; rescission to the extent they still hold Kiromic securities, or if sold, rescissory damages; reasonable costs and expenses, including attorneys’ and experts’ fees; and other unspecified equitable and injunctive relief. We expect to vigorously defend against this action. We have evaluated that it is reasonably possible that other unasserted claims in future litigation and losses may occur. However, we are unable to estimate any possible range of loss attributed to other unasserted claims at this time. Even if we are successful in defending against this litigation or any other unasserted claims, securities litigation is costly to defend and would likely divert management’s attention away from the business.

The existence of pending and potential securities law claims may adversely affect our ability to raise capital.

We had ineffective disclosure controls and procedures as of December 31, 2022 and earlier periods, which could result in our potential exposure to litigation and could adversely affect or ability to raise capital in the future.

We have determined that our disclosure controls and procedures were not effective as of December 31, 2022. Our disclosure controls and procedures were ineffective due to the existence of material weaknesses in internal control over financial reporting, including a material weakness identified in the prior year related to a communication deficiency that was not fully remediated. We determined that our disclosure controls and procedures were not effective beginning in 2021 due to the existence of material weaknesses in our internal control over financial reporting. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

A Special Committee of the Board made several recommendations to improve the effectiveness of the Company’s disclosure controls and procedures, which recommendations were accepted and adopted by the Board. We continue to work to implement the Special Committee’s recommendations that include among other things: (i) the appointment of a full time CEO who has received training in appropriate disclosure controls and procedures and who will be responsible for supervising our disclosure controls and procedures, (ii) the establishment of a Disclosure Committee of our management, and (iii) the appointment of two additional independent directors to the Board. However, the fact that we experienced ineffective disclosure controls during 2021 could result in further potential exposure to litigation and could adversely affect our ability to raise funds in the future.

We face risks associated with increased political uncertainty.

The recent invasion of Ukraine by Russia and the sanctions, bans and other measures taken by governments, organizations and companies against Russia and certain Russian citizens in response thereto has increased the political uncertainty in Europe and has strained the relations between Russia and a significant number of governments, including the U.S. The duration and outcome of this conflict, any retaliatory actions taken by Russia and the impact on regional or global economies is unknown but could have a material adverse effect on our business, financial condition and results of our operations.

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

Commencement and successful and timely completion of clinical trials require us to enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or comparable regulatory authorities. Any delay or difficulty in patient enrollment could significantly delay or otherwise hinder our research and development efforts and delay or prevent receipt of necessary regulatory approvals. Despite diligent planning of our clinical trials and analysis of their feasibility regarding patient recruitment, we may experience difficulties, delays or inability in patient enrollment in our clinical trials for a variety of reasons, including:

●	The size and nature of the patient population.
●	The severity and incidence of the disease under investigation.
●	The eligibility criteria for the study in question, including any misjudgment of, and resultant adjustment to, the appropriate ranges applicable to the exclusion and inclusion criteria.
●	The size of the study population required for analysis of the trial’s primary endpoints.
●	The ability to recruit clinical trial investigators with the appropriate competencies and experience.
●	The number of clinical trial sites and the proximity of prospective patients to those sites.
●	The design of the trial and the complexity for patients and clinical sites.
●	The nature, severity and frequency of adverse side effects associated with our product candidates.
●	The screening procedures and the rate of patients failing screening procedures.
●	The ability to provide appropriate screening assays.
●	The risk that patients’ general health conditions do not allow the conduct of study/screening procedures (for example, tumor biopsy).

●	The ability to manufacture patient products appropriately (for example, at a sufficient high dose, or with sufficiently active T cells).
●	The efforts to facilitate timely enrollment in clinical trials and the effectiveness of recruiting publicity.
●	The patient referral practices of physicians within the same hospital as well as within other hospitals or private practices.
●	Competing clinical trials for similar therapies, other new therapeutics, new combination treatments, new medicinal products.
●	Approval of new indications for existing therapies or approval of new therapies in general or changes in standard of care.
●	Clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies, including any new drugs or treatments that may be approved or become standard of care for the indications we are investigating.
●	The ability to obtain and maintain patient consents.
●	Inability of clinical sites to enroll patients as healthcare capacities are required to cope with natural disasters, epidemics or other health system emergencies, such as the COVID-19 pandemic.

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

We cannot guarantee that clinical trials of our product candidates will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of the clinical trial process, and other events may cause us to temporarily or permanently stop a clinical trial. Events that may prevent successful or timely commencement and completion of clinical development include:

●	Negative preclinical data.
●	Delays in receiving the required regulatory clearance from the appropriate regulatory authorities to commence clinical trials or amend clinical trial protocols, including any objections to our INDs or protocol amendments from regulatory authorities.
●	Delays in reaching, or a failure to reach, a consensus with regulatory authorities on study design.
●	Delays in reaching, or a failure to reach, an agreement on acceptable terms with prospective independent clinical investigators, CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different investigators, CROs and clinical trial sites.
●	Difficulties in obtaining required IRB or ethics committee approval at each clinical trial site.
●	Challenges in recruiting and enrolling suitable patients that meet the study criteria to participate in clinical trials.
●	The inability to enroll a sufficient number of patients in clinical trials to ensure adequate statistical power to detect statistically significant treatment effects.
●	Imposition of a clinical hold by regulatory authorities or IRBs for any reason, including safety concerns and non-compliance with regulatory requirements.
●	Failure by independent clinical investigators, CROs, other third parties or us to adhere to clinical trial requirements.

●	Failure to perform in accordance with the FDA’s GCPs or applicable regulatory guidelines in other jurisdictions.
●	The inability to manufacture adequate quantities of a product candidate or other materials necessary in accordance with cGMPs and current cGTPs to conduct clinical trials.
●	Lower than anticipated patient retention rates.
●	Difficulties in maintaining contact with patients after treatment, resulting in incomplete data.
●	Ambiguous or negative interim results.
●	Our independent clinical investigators, CROs or clinical trial sites failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a clinical trial.
●	Unforeseen safety issues, including occurrence of adverse events associated with the product candidate that are viewed to outweigh the product candidate’s potential benefits.
●	Changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.
●	Lack of adequate funding to continue the clinical trial.
●	Delays and disruptions as a result of the COVID-19 pandemic.

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

Diamond is a novel technology, making it difficult to predict the time, cost, and potential success of product candidate development. We have not yet been able to assess the safety and efficacy of any product candidates in humans.

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

We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of T cell therapies for cancer. We may also request regulatory approval of future CAR-based product candidates by target, regardless of cancer type or origin, which the FDA may have difficulty accepting if our clinical trials only involved cancers of certain origins. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials, as the FDA often adheres to the Advisory Committee’s recommendations.

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

Clinical testing is expensive, time consuming and uncertain as to outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

●	Delays or failure in reaching a consensus with regulatory agencies on trial design.

●	Delays or failures in obtaining regulatory authorization to begin a trial, if applicable.
●	The availability of financial resources to commence and complete the planned trials.
●	Delays or failures in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites.
●	Delays or failures in obtaining approval at each clinical trial site by an independent IRB.
●	Delays or failures in recruiting suitable patients to participate in a trial.
●	Withdrawal of clinical trial sites from our clinical trials, including as a result of changing standards of care or the ineligibility of a site to participate.
●	Imposition of a clinical hold by regulatory agencies for any reason, including safety concerns raised by other clinical trials of similar product candidates that may reflect an unacceptable risk with the patient population, technology platform, product stability or after an inspection of clinical operations or trial sites.
●	Failure to perform clinical trials in accordance with the GCP or applicable regulatory guidelines in other countries.
●	Having patients complete a trial, including having patients enrolled in clinical trials dropping out of the trial before the product candidate is manufactured and returned to the site, or return for post-treatment follow-up.
●	Clinical trial sites deviating from trial protocol or dropping out of a trial.
●	Addressing any patient safety concerns that arise during the course of a trial.
●	Adding new clinical trial sites.
●	Manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a patient-by-patient basis for use in clinical trials.
●	Our preclinical tests or clinical trials may produce negative or inconclusive results, and we may decide, or regulators or funders may require us, to conduct additional preclinical testing or clinical trials or to abandon projects that we expected to be promising.
●	Our third-party contractors (such as CROs, product manufacturers, or investigators) may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner.
●	Fraudulent activity by a clinical researcher, if discovered, could preclude the submission of clinical data prepared by that researcher, lead to the suspension or substantive scientific review or one or more of our marketing applications by regulatory agencies.
●	The cost of our clinical trials may be greater than we anticipate.
●	The regulatory requirements for product approval may not be explicit, may evolve over time and may diverge by jurisdiction.
●	Evolution in the standard of care that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials.
●	Changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. Patient enrollment is affected by several factors, including:

●	Severity of the disease under investigation.
●	Design of the trial protocol.
●	Size of the patient population.
●	Eligibility criteria for the trial in question.
●	Perceived risks and benefits of the product candidate being tested.
●	Willingness or availability of patients to participate in our clinical trials (including due to the COVID-19 pandemic).
●	Proximity and availability of clinical trial sites for prospective patients.
●	Our ability to recruit clinical trial investigators with appropriate competencies and experience.
●	Availability of competing vaccines and/or therapies and related clinical trials.
●	Efforts to facilitate timely enrollment in clinical trials.
●	Our ability to obtain and maintain patient consents.
●	Patient referral practices of physicians.
●	Ability to monitor patients adequately during and after treatment.

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

If we or others identify undesirable side effects caused by our product candidates either before or after receipt of marketing approval, a number of potentially significant negative consequences could result, including:

●	Our clinical trials may be put on hold.
●	We may be unable to obtain regulatory approval for our product candidates.
●	Regulatory authorities may withdraw approvals of our products.
●	Regulatory authorities may require additional warnings on the label.
●	A medication guide outlining the risks of such side effects for distribution to patients may be required.
●	We could be sued and held liable for harm caused to patients.
●	Our reputation may suffer.

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

Our clinical trial results may also not support approval. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	The FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials.
●	We may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications.
●	The results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval, including due to the heterogeneity of patient populations.
●	We may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks.
●	The FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials.
●	The data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the U.S. or elsewhere.
●	The FDA or comparable foreign regulatory authorities will review our manufacturing process and inspect our commercial manufacturing facility and may not approve our manufacturing process or facility.
●	The approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Later discovery of previously unknown problems with an approved product, including adverse events of unanticipated severity or frequency, or with manufacturing operations or processes, may result in, among other things:

●	Restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls.
●	Fines or warning letters, or clinical holds on clinical trials involving related product candidates.
●	Refusal by the FDA or other regulatory authorities to approve pending applications or supplements to approved applications submitted by us or suspension or revocation of product license approvals.

●	Product seizure or detention or refusal to permit the import or export of products.
●	Injunctions or the imposition of civil, criminal and/or administrative penalties, damages, monetary fines, disgorgement, exclusion from participation in governmental reimbursement programs, such as Medicare, Medicaid and other federal health care programs and curtailment or restructuring of our operations.

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

Working with collaborators poses several significant risks, including the following:

●	Limited availability of resource allocation and other developmental decisions made by our collaborators about the product candidates or technologies that we seek to develop with them may result in the delay or termination of research programs, studies or trials, repetition of or initiation of new studies or trials or provision of insufficient funding or resources for the completion of studies or trials or the successful marketing and distribution of any product candidates that may receive approval.
●	Collaborators could independently develop, or develop with third parties, product candidates or technologies that compete directly or indirectly with our product candidates or technologies if the collaborators believe that competitive products or technologies are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
●	Collaborators may not properly obtain, maintain, enforce or defend our intellectual property or proprietary rights or may use our proprietary information in such a way that could jeopardize or invalidate our proprietary information or expose us to potential litigation.
●	Disputes may arise between us and our collaborators that result in the delay or termination of the research, development or commercialization activities or that result in costly litigation or arbitration that diverts management attention and resources.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, clinical investigators, CROs, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
●	The federal false claims and civil monetary penalties laws, including the civil False Claims Act, which can be enforced by private citizens through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.
●	The federal HIPPA prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

●	HIPAA and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
●	The federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to CMS information regarding payments and other transfers of value to physicians, as defined by such law, certain other healthcare providers starting in 2022 and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members. The information reported is publicly available on a searchable website, with disclosure required annually.
●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

We rely on patent protection as well as trademark, trade secret and other intellectual property rights protection and contractual restrictions to protect Diamond and ALEXIS and other product candidates. Our commercial success depends upon obtaining and maintaining proprietary rights to our intellectual property estate, including rights relating to Diamond and ALEXIS and other product candidates, as well as successfully defending these rights against third-party challenges and successfully enforcing these rights to prevent third-party infringement. We will only be able to protect Diamond and ALEXIS and other product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or effectively protected trade secrets cover them.

Our ability to obtain and maintain patent protection for Diamond and ALEXIS and other product candidates is uncertain due to a number of factors, including the following factors:

●	We may not have been the first to invent the technology covered by our pending patent applications or issued patents.
●	We may not be the first to file patent applications covering product candidates, including their compositions or methods of use, as patent applications in the U.S. and most other countries are confidential for a period of time after filing.
●	Our compositions and methods may not be patentable.
●	Our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability.
●	Any or all of our pending patent applications may not result in issued patents.
●	Others may independently develop identical, similar or alternative technologies, products or compositions, or methods of use thereof;
●	Others may design around our patent claims to produce competitive technologies or products that fall outside of the scope of our patents.
●	We may fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
●	We may not seek or obtain patent protection in countries and jurisdictions that may eventually provide us a significant business opportunity.
●	We may decide not to maintain or pursue patents and patent applications that, at some point in time, may cover our products, potential products, or product candidates.
●	Any patents issued to us may not provide a basis for commercially viable products, may not provide any competitive advantages or may be successfully challenged by third parties.
●	Others may identify prior art or other bases upon which to challenge and ultimately invalidate our patents or otherwise render them unenforceable.
●	The growing scientific and patent literature relating to engineered endonucleases and modified CAR-T cell/NK cells, including our own patents and publications, may make it increasingly difficult or impossible to patent new engineered nucleases and modified CAR-T cell/NK cells in the future.
●	Our representatives or their agents may fail to apply for patents in a timely fashion.
●	Despite our efforts to enter into agreements with employees, consultants, collaborators, and advisors to confirm ownership and chain of title in patents and patent applications, an inventorship or ownership dispute could arise that may permit one or more third parties to practice our technologies or enforce our patent rights, including possible efforts to enforce patent rights against.

Even if we have or obtain patents covering Diamond ALEXIS or any other product candidates or compositions, others may have filed, and in the future may file, patent applications covering compositions, products or methods that are similar or identical to ours, which could materially affect our ability to successfully develop any product candidates or to successfully commercialize any approved products alone or with collaborators. In addition, because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that may cover Diamond and ALEXIS or any other product candidates or compositions. These patent applications may have priority over patent applications filed by us.

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

In the U.S., the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited.

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

Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	The scope of rights granted under the license agreement and other interpretation-related issues.
●	The extent to which our technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement.
●	The sublicensing of patent and other rights under our collaborative development relationships.
●	Our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	The ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.
●	The priority of invention of patented technology.

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

The market price for our common stock is likely to be volatile. In addition, the market price of our common stock may fluctuate significantly in response to several factors, most of which we cannot control, including:

●	Quarterly variations in our operating results compared to market expectations.
●	Adverse publicity about us, the industries we participate in or individual scandals.
●	Announcements of new offerings or significant price reductions by us or our competitors.
●	Stock price performance of our competitors.
●	Fluctuations in stock market prices and volumes.
●	Changes in senior management or key personnel.
●	Regulatory actions with respect to our products or our competitors’ products.
●	Competition from existing products or new products that may emerge.
●	Announcements by us, our potential future collaborators or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments.
●	Disputes or other developments related to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies.
●	Actual or anticipated fluctuations in our competitors’ operating results or growth rate.
●	Sales of our common stock by us, our insiders or our other stockholders.
●	The outcome of any pending or threatened litigation.

●	Changes in financial estimates and/or the issuance of new or updated research reports by securities analysts.
●	The market’s reaction to our reduced disclosure as a result of being an ‘‘emerging growth company’’ under the JOBS Act.
●	Negative earnings or other announcements by us or our competitors.
●	Defaults on indebtedness, incurrence of additional indebtedness, or issuances of additional capital stock.
●	Global economic, legal and regulatory factors unrelated to our performance.
●	The other factors listed in this ‘‘Risk Factors’’ section.

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

We have paid no cash dividends on any class of our stock to date, and we do not anticipate paying cash dividends in the near term. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our stock. Accordingly, investors must be prepared to rely on sales of their shares after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our shares. Any determination to pay dividends in the future will be made at the discretion of our board of directors (the “Board”) and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

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

On March 18, 2022, we were notified (the “Notice”) by Nasdaq that on March 17, 2022, the average closing price of our common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days before September 14, 2022. On September 15, 2022, we received a letter from Nasdaq advising that we had been granted a 180-day extension to March 13, 2023, to regain compliance with the Minimum Bid Price Requirement. On March 10, 2023, we effected a one-for-thirty reverse split of our issued and outstanding shares of common stock. On March 14, 2023, we received written notice from Nasdaq stating that we were not in compliance with the Minimum Bid Price Requirement by March 13, 2023, and that our common stock would be subject to delisting on March 23, 2023, unless we requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We requested a hearing which is scheduled for April 20, 2023. At the hearing, we will present our plan to evidence compliance with the Minimum Bid Requirement as well as our plan to comply with Nasdaq’s Stockholders’ Equity Requirement as set forth below. On March 28, 2023, Nasdaq notified us that we were in compliance with the Minimum Bid Requirement.

On November 30, 2022, we received a letter from Nasdaq notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on The Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement). In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, we reported stockholders’ equity of $284,100, which is below the Stockholders’ Equity Requirement for continued listing. Additionally, as of the date of the letter, we did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules, which include a market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. Pursuant to the letter, we had until January 9, 2023, to submit a plan to regain compliance. We submitted a plan to regain compliance with Nasdaq on January 9, 2023, and we intend to present our plan to the Panel.

In addition, on December 6, 2022, we received a letter from Nasdaq notifying us that we are no longer in compliance with the audit committee requirements as set forth in Nasdaq Listing Rule 5605 for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5605(c)(2)(A) requires companies listed on The Nasdaq Capital Market to maintain an audit committee consisting of at least three independent directors, with one of which being classified as a financial expert (the “Audit Committee Requirement”). As previously reported, on November 16, 2022, Frank Tirelli resigned as a member of our Board of Directors (the “Board”). Mr. Tirelli also ceased to be a member of the Audit Committee on the same date.

Pursuant to Nasdaq Listing Rule 5605(c)(4)(B), we are entitled to a cure period to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A), which is until the earlier of our next annual shareholders’ meeting or November 16, 2023; or if the next annual shareholders’ meeting is held before May 15, 2023, then we must evidence compliance no later than May 15, 2023.

There can be no assurance that the Panel will approve our plan of compliance with the Stockholders’ Equity Requirement or that we will be able to regain compliance with the Stockholders’ Equity Requirement or the Audit Committee Requirement or maintain compliance with the other listing requirements including the Reporting Rule. If we fail to comply with Nasdaq’s continued listing requirements, including the Reporting Rule, the Stockholders’ Equity Requirement and the Audit Committee Requirement, our common stock will be subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Hearings Panel. If our common stock were to be delisted by Nasdaq, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. The delisting of our common stock from Nasdaq would also adversely affect our ability to complete future financings.

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

On March 22, 2021, Jason Terrell (“Terrell”), a former consultant and a former director of the Company, commenced an action against us in the Court of Chancery of the State of Delaware, C.A. No. 2021-0248-MTZ (the “Action”). In the Action, Terrell seeks a declaratory judgment that the Company is obligated to issue him (i) options to purchase 16,667 shares of common stock at a price of $15.00 per share pursuant to an alleged 2014 consulting agreement, and (ii) options to purchase an additional 16,667 shares of common stock at a price of $5.10 per share pursuant to an alleged January 2017 non-employee director options agreement. In his complaint, Terrell also claimed that, pursuant to the operative certificate of incorporation, he is entitled to indemnification from us for attorneys’ fees and costs he incurs in connection with the Action because the Action arises in connection with his position as a former director.

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

Oral argument was held before the Vice Chancellor on October 20, 2021. During oral argument, the Vice Chancellor invited the parties to submit supplemental letter briefs on the question of whether the Court of Chancery even had the authority to adjudicate the Action in light of the delegation of authority in Terrell’s most recent stock option agreement with the Company (the “SOA”) to our Compensation Committee to resolve all disputes regarding the interpretation of the SOA. The parties submitted simultaneous supplemental letters briefs on this issue on November 15, 2021. On

January 20, 2022, the Vice Chancellor issued her decision on our motion to dismiss, ruling that the Action is stayed until the Compensation Committee itself resolves whether it has sole authority to resolve the parties’ contract interpretation dispute. On August 2, 2022 the Vice Chancellor issued an order dismissing the action, but Terrell filed a notice of appeal to the Delaware Supreme Court later that month. The appeal remains pending.

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

On August 23, 2022, Terrell filed a notice of appeal of the Vice Chancellor’s order of dismissal to the Delaware Supreme Court. The appeal was fully briefed between October and November 2022, and oral argument was held before the Delaware Supreme Court on February 8, 2023. The Delaware Supreme Court reserved decision, and the appeal remains pending and undecided as of the date of this filing.

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

After receiving the Complaints, the Audit Committee recommended that the Board form, and the Board did in turn form, a Special Committee comprised of three independent directors (the “Special Committee”) to review the Complaints and other related issues (the “Internal Review”). The Special Committee retained an independent counsel to assist it in conducting the Internal Review.On February 2, 2022, following the conclusion of the Internal Review, the Special Committee reported the results of its Internal Review to the Board. The Board approved certain actions to address the fact that we had received communications from the FDA on June 16 and June 17, 2021, that the FDA was placing the IND applications that we submitted to the FDA on May 14 and May 17, 2021, for the ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidates, respectively, on clinical hold (the “June 16 and 17 FDA Communications”). On July 13, 2021, we received the FDA’s formal clinical hold letters, which asked us to address key components regarding the chemical, manufacturing, and control components of the IND applications. On July 16, 2021, we issued a press release disclosing that we had received comments from the FDA on the two INDs, but did not use the term “clinical hold.” We then consummated a public offering of $40 million of our common stock pursuant to the Registration Statement on July 2, 2021. On August 13, 2021, we issued a press release announcing that these INDs were placed on clinical hold. We did not disclose the June 16 and 17, 2021 FDA Communications in (i) the Registration Statement on Form S-1 (Registration No. 333-257427) that was filed on June 25, 2021 and declared effective on June 29, 2021, nor the final prospectus contained therein dated June 29, 2021 (collectively, the “Registration Statement”); or (ii) the Form 10-Q for the fiscal quarter ended June 30, 2021 that was filed with the Securities and Exchange Commission on August 13, 2021.

As a result of the disclosure omission of the June 16 and 17 FDA Communications, on March 7, 2022, entities related to Sabby Management LLC (the “Sabby Entities”) and Empery Asset Management, LP (the “Empery Entities”) filed a complaint in the United States District Court for the Southern District of New York asserting claims against us and certain current and former officers and directors of the Company for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through our public offering that closed on July 2, 2021. On July 1, 2022, the defendants filed motions to dismiss the complaint. In response, on July 22, 2022, the plaintiffs amended their complaint to, among other things, include our underwriters on the July 2, 2021, public offering, ThinkEquity LLC, as a defendant. The plaintiffs seek unspecified damages; rescission to the extent they still hold our securities, or if sold, rescissory damages; reasonable costs and expenses, including attorneys’ and experts’ fees; and other unspecified equitable and injunctive relief. The two parties reached a settlement agreement in principle on September 26, 2022, which our board of directors approved on September 27, 2022. The settlement contained a cash component of $75,000 payable to Sabby Entities and $75,000 to Empery Entities.

As part of the settlement, we also agreed to issue subordinated convertible notes (the “Settlement Notes”) in the aggregate principal amount of $1,656,720 to each of the Empery Entities and the Sabby Entities. The Settlement Notes are convertible into shares (the “Conversion Shares”) of our common stock at an initial conversion price per share of

$9.20 and can be convertible into a maximum of 180,000 shares of our common stock to each of the Empery Entities and Sabby Entities, subject to the adjustment of the conversion price and a beneficial ownership limitation equivalent to 9.99%. On November 2, 2022, the United States District Court for the Southern District of New York granted a motion jointly filed by the plaintiffs and defendants, pursuant to which the Settlement Notes will be unrestricted and exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Conversion Shares, when issued upon conversion of the Settlement Notes in accordance with the terms set forth therein, will also be unrestricted and exempt from the registration requirements of the Securities Act.

On August 5, 2022, Ronald H. Karp filed a class action complaint in the United States District Court for the Southern District of New York covering the same subject matter as the Sabby Entities’ and Empery Entities’ claim discussed above asserting claims against us and certain current and former officers and directors for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through our public offering that closed on July 2, 2021 and Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the certain statements and acts made by the defendants between June 25, 2021 and August 13, 2021. We have evaluated the Karp class claims and have determined that it is not possible to estimate a potential range of loss at this time.

On October 3, 2022, Joseph Podmore (“Podmore”) filed a class action complaint in the United States District Court for the Southern District of New York covering the same subject matter as the Sabby Entities’ and Empery Entities’ claim discussed above asserting claims against us and certain current and former officers and directors for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through our public offering that closed on July 2, 2021 and Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the certain statements and acts made by the defendants between June 25, 2021 and August 13, 2021. We have evaluated the Podmore class claims and have determined that it is not possible to estimate a potential range of loss at this time.

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

Stockholders

As of December 31, 2022, there were 83 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Issuer Purchases of Equity Securities

There have been no repurchases of our shares of common stock either on the open market or by private transaction during the year ended December 31, 2022.

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

We currently have one clinical trial candidate with the Procel product candidate platform titled Allogeneic Extrinsic Immune System PRO-1 (“ALEXIS-PRO-1”). We currently have one clinical trial candidate with the Isocel product candidate platform titled Allogeneic Extrinsic Immune System ISO-1 (“ALEXIS-ISO- 1”). Our ALEXIS-PRO-1 clinical trial candidate is our allogeneic GDT therapy product candidate targeting PD-L1. Our ALEXIS-ISO-1 clinical trial candidate is our allogeneic GDT therapy product candidate targeting an isoform of Mesothelin that is preferentially present on tumor cells, namely Iso-Meso. The INDs for these trial candidates have been on a clinical hold since June 2021.

Since the second half of 2022, we have been developing a novel, non-engineered GDT cell therapy based on a proprietary methodology of expanding and activating GDT cells from healthy donors. The product candidate, Deltacel, is intended to be used in combination with a standard anti-tumor treatment therapy.

Accordingly, we have entered into a Sponsored Research Agreement (the “SRA”) with Principal Investigator James W. Welsh, M.D. of The University of Texas MD Anderson Cancer Center, to facilitate the development of our Deltacel, Procel, and Isocel product candidates. We believe this SRA will generate sufficient in-vivo pre-clinical data to enhance our GDT product platform, supporting three new IND submissions: (1) Deltacel in combination with low-dose radiotherapy (“IND #1”); (2) Procel in combination with a standard anti-tumor therapy (“IND #2”); and (3) Isocel in combination with a standard anti-tumor therapy (“IND #3”). The first IND to be submitted to the FDA will be IND#1, as explained in further detail below. The beginning of the clinical trial activation process will begin after the following two events: (1) the IND receives FDA authorization to begin the clinical trial (which would take place 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period); and (2) commencing the review and approval process by an independent institutional review board (“IRB”) or ethics committee at the selected clinical trial site(s).

IND #1 will evaluate Deltacel GDTs in combination with low-dose radiotherapy. We submitted the IND for the Deltacel trial on March 31, 2023 and we expect to begin the activation of clinical trial process in Q2 2023.. IND #2 combines a standard anti-tumor therapy and our genetically engineered product candidate targeting PD-L1, which is the target associated with the ALEXIS-PRO-1 clinical trial candidate on the Procel product candidate platform. IND #3 combines a standard anti-tumor therapy and our genetically engineered product candidate targeting Iso-Meso, the target associated with the ALEXIS-ISO-1 clinical trial candidate on the Isocel product candidate platform. Since the Company has aligned its operations with the Deltacel product candidate and IND #1, we are planning to submit INDs for IND #2 and IND #3 when we obtain sufficient financing to support the progression of the development of those additional clinical trial candidates.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began principal business operations in 2012. As discussed in more detail below, the Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond mid-May, 2023.

Recent Developments

Terminated Equity Offering

In June 2022, we filed a registration statement with the Securities and Exchange Commission (the “SEC”), pursuant to which we planned to conduct an underwritten public offering.

As discussed in more detail under Part II. “Item 1. Legal Proceedings”, on March 7, 2022, entities related to Sabby Management LLC and Empery Asset Management, LP filed a complaint in the United States District Court for the Southern District of New York alleging claims against the Company and certain current and former officers and directors of the Company. On July 22, 2022, the plaintiffs amended their complaint to, among other things, include the underwriter of our proposed public offering as a defendant. As a result, the underwriter suspended the public offering.. As discussed below, we are currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. However, there is no assurance that we will be able to secure financing on acceptable terms, if at all.

Settlement Update

On October 10, 2022, we and certain current and former officers and directors (together with us, the “Defendants”) entered into a Stipulation of Settlement and Mutual Release (the “Initial Settlement Agreements”) with the Empery Entities and with the Sabby Entities (collectively, the “Plaintiffs”), respectively, in connection with a case filed by the Plaintiffs against the Defendants for alleged violations of Sections 11, 12, and 15 of the Securities Act in connection with the purchase of Company’s common stock through the Company’s public offering that closed on July 2, 2021. Pursuant to the Initial Settlement Agreements, the Plaintiffs and the Defendants agreed to dismiss the case with prejudice against all Defendants (including ThinkEquity, LLC) with no admission of liability. As part of the Settlement, the Company agreed to (a) make a $75,000 cash payment to each of the Empery Entities and Sabby Entities and (b) issue the Settlement Notes in the aggregate principal amount of $1,656,720 to each of the Empery Entities and Sabby Entities. The Settlement Notes are convertible into shares of the Company’s common stock (the “Conversion Shares”) at an initial conversion price per share of $9.20 (the “Conversion Price”), subject to a beneficial ownership limitation equivalent to 9.99% (“Beneficial Ownership Limitation”).

On November 2, 2022, the Court granted a joint motion, pursuant to which the Settlement Notes will be unrestricted and exempt from the registration requirements of the Securities Act, and the Conversion Shares, when issued upon conversion of the Settlement Notes in accordance with the terms set forth therein, will also be unrestricted and exempt from the registration requirements of the Securities Act.

Going Concern and Liquidity

We do not have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the consolidated financial statements are issued. Therefore, this condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans were updated to evaluate different strategies to obtain the required funding of future operations. These plans may include, but are not limited to, additional funding from current or new investors; however, if we are unable to raise additional funding to meet working capital needs, we will be forced to delay or reduce the scope of our research programs and/or limit or cease operations. The negative cash flows and lack of financial resources raised substantial doubt as to our ability to continue as a going concern, and that substantial doubt has not been alleviated. Therefore, this condition raises substantial doubt about the Company’s ability to continue as a going concern. See Note 1 to the Company’s Consolidated Financial Statements, “Going Concern” for further details.

The Company’s cash and cash equivalents were $645,200 as of December 31, 2022. The Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through 12 months after the date of the filing of this Annual Report on Form 10-K. The Company has begun working with a financial advisor to assist it with its efforts to obtain financing. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond mid- May, 2023. However, management is currently evaluating various cost reduction actions, including additional reductions in the Company’s workforce and suspending research and development expenditures on one or more product candidates, in order to reduce the Company’s expenditures and preserve cash. We are not able to predict whether any such cost reduction actions will be successful.

As a result of the pending securities litigation and the Company’s current liquidity position, management can provide no assurance that the Company will be able to obtain financing on acceptable terms, if at all. If financing is available, it may not be on favorable terms and may have a significant dilutive effect on our existing stockholders. In the event we are unable to secure financing sufficient to allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. See Part I, Item 1A. “Risk Factors” for further details.

Financing Update

On October 13, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”). Pursuant to the SEPA, we shall have the right, but not the obligation, to sell to the Investor up to $5,000,000 (the “Commitment Amount”) of our shares of common stock, par value $0.001 per share (“Common Stock”), subject to increase by an additional $3,000,000 of Common Stock at our election (the “Commitment Increase”), at our request any time during the commitment period commencing on October 13, 2022 and terminating on the earliest of (i) the first day of the month following the 24-month anniversary of the SEPA and (ii) the date on which the Investor shall have made payment of any advances requested pursuant to the SEPA for shares of the Common Stock equal to the Commitment Amount. Each sale that we request under the SEPA (an “Advance”) may be for the greater of (i) an amount of shares of Common Stock equal to the average of the daily traded amount of the Common Stock during the five trading days immediately preceding the notice of an Advance or (ii) $1,000,000. The shares would be purchased at 95.0% of the Market Price (as defined below) and would be subject to certain limitations, including that the Investor could not purchase any shares that would result in it owning more than 9.99% of the outstanding Common Stock after such purchase (the "Ownership Limitation").

Pursuant to the SEPA, we also paid YA Global II SPV, LLC, a subsidiary of the Investor, a structuring fee in the amount of $10,000 and issued to the Investor 20,111 shares of Common Stock as a commitment fee on October 13, 2022 (the “Commitment Shares”). In the event of the Commitment Increase, we will issue to the Investor an additional number of shares of Common Stock determined by dividing $120,000 by the average of the daily VWAPs for the five trading days prior to the date of delivery by our written notice of the Commitment Increase.

On October 21, 2022 , we issued a 25% Senior Secured Convertible Promissory Note (the “Note”) to an accredited investor (the “Investor”). The Note has a principal amount of $2,000,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on October 21, 2023 (the “Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. Subsequently, on December 12, 2022, the Note was amended to increase the principal amount to $4,000,000, and maturity date was amended to December 12, 2023.

The Note is convertible into shares (the “Conversion Shares”) of our Common Stock, at an initial conversion price of $10.50 per share (the “Conversion Price”), subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”).

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

On January 20, 2023 (the “Issuance Date”), we entered into a note purchase agreement (the “Agreement”) with the Investor and pursuant to the Agreement issued a Note to the Investor. The Note has a principal amount of $2,000,000, bears interest at the Stated Rate and matures on January 20, 2024, on which the principal balance and accrued but unpaid interest under the Note shall be due and payable.  Pursuant to the Agreement, the Company may sell and issue up to a maximum aggregate principal amount of $6 million for all Notes issued pursuant to the Agreement to the Investor in two subsequent closings to occur on or before February 15, 2023 and March 15, 2023.

The Note is convertible into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $0.35 per share (the “Conversion Price”), subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”) and a share cap of 4,080,435 shares (the “Share Cap”), representing 19.9% of the total issued and outstanding shares of Common Stock as of January 20, 2023, in the event that the Conversion Price is lower than $0.2074 per share, representing the lower of the closing price immediately preceding the Issuance Date or the average closing price of the Common Stock for the five trading days immediately preceding the Issuance Date.

We issued additional Notes in the aggregate principal amount of $4,000,000 on February 21, 2023 and March 28, 2023. In addition, on March 28, 2023, we entered into an Exchange Agreement (the “Exchange Agreement”) with the Investor pursuant to which the Holder agreed to exchange aggregate principal amount of $8 million of the Notes for 8,000 shares of Series C Convertible Voting Preferred Stock (the “Series C Stock”). The Series C Stock accrues dividends at an annual rate of 25% and if not declared and paid in cash would be added to the liquidation preference of the Series C Stock. Holders of the Series C Stock are entitled to vote together with the Common Stock. The Series C Stock is convertible into Common Stock at $6.50 per share.

On March 28, 2023, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the holder of promissory notes of the Company (the “Holder”) pursuant to which the Holder agreed to exchange aggregate principal amount of $8 million of the Company’s 25% Senior Secured Convertible Promissory Notes (the “Exchange Notes”) for 8,000 shares of Series C Convertible Voting Preferred Stock (the “Series C Stock”).

In addition, on March 28, 2023, the Company pursuant to the previously disclosed note purchase agreement dated January 20, 2023 (the “Agreement”) issued a 25% Senior Secured Convertible Promissory Note (the “Note”) to the Holder. The Note has a principal amount of $2,000,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on March 28, 2024 (the “Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The Note is convertible into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $6.50 per share (the “Conversion Price”), subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”) and a share cap of 195,751 shares (the “Share Cap”), representing 19.9% of the total issued and outstanding shares of Common Stock as of March 28, 2023, in the event that the Conversion Price is lower than $3.84 per share, representing the lower of the closing price immediately preceding the Issuance Date or the average closing price of the Common Stock for the five trading days immediately preceding the Issuance Date.

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

NASDAQ Letter

On March 14, 2023, the Company received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company did not maintain a minimum bid price of at least $1.00 for a minimum of ten (10) consecutive business days before the end of the Nasdaq grace period and, therefore, did not regain compliance with Listing Rule 5550(a)(2) by March 13, 2023, as required.

As a result of the foregoing, the Staff informed the Company that its common stock would be subject to delisting from The Nasdaq Capital Market on March 23, 2023, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). Accordingly, the Company intends to timely request a hearing before the Panel, which request will stay any delisting action by Nasdaq at least pending the issuance of the Panel’s decision following the hearing and the expiration of any additional extension period granted by the Panel following the hearing. At the hearing, the Company will present its plan to evidence compliance with the minimum bid price requirement as well as present its plan to comply with Nasdaq’s $2,500,000 minimum stockholders’ equity requirement for continued listing as set forth in Listing Rule 5550(b)(1). In that regard, the stockholders’ equity issue would serve as a separate basis for delisting.

Pursuant to the Nasdaq Listing Rules, the Panel has the discretion to grant the Company an additional extension period not to exceed September 11, 2023. Notwithstanding, there can be no assurance that the Panel will grant the Company an additional extension period or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

On March 28, 2023, the Company was notified by Nasdaq that compliance with the bid price deficiency has been cured and now the Company complies with Listing Rule 5550(a)(2). However, the Company remains out of compliance with respect to the stockholders’ equity requirement set forth in Listing Rule 5550(b)(1).

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

In the same press release, we also reiterated our focus on the Deltacel aligned development strategy. Accordingly, we announce that we streamlined its operations and aligned key resources to advance its Deltacel product candidate while maintaining its other product candidates Procel and Isocel. As part of that aligned strategy and following a thorough evaluation to maximize operational efficiencies, we eliminated 20 positions or approximately 29% of our workforce.

On June 30, 2022, we completed construction on our expanded cGMP manufacturing facility in Houston. Such expansion is one of the conditions required for the Company to begin the activation of its cell therapy clinical trial for the Deltacel product candidate. The completion also addresses a key component in the clinical hold communication the Company received from the FDA in June 2021.

On June 21, 2022, we announced our revised pipeline to prioritize submission of IND #1, the Deltacel product candidate in combination with a standard antitumor therapy. We believe that this action advances our non-viral, non-engineered product candidate while also reducing costs, and mitigating current supply chain headwinds associated with a virus-based approach. We also announced that we will also pursue new INDs for IND #2 and IND #3, which are our Procel and Isocel product candidates in combination with a standard antitumor therapy in 2023.

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

On February 2, 2022, following the conclusion of the Internal Review, the Special Committee reported the results of its Internal Review to the Board.  The Board approved certain actions to address the fact that we had received communications from the FDA on June 16 and June 17, 2021, that the FDA was placing our IND applications that we submitted to the FDA on May 14 and May 17, 2021, for the ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidates, respectively, on clinical hold (the “June 16 and 17, 2021 FDA Communications”).  On July 13, 2021, we received the FDA’s formal clinical hold letters, which asked us to address key components regarding the chemical, manufacturing, and control components of the IND applications.  On July 16, 2021, we issued a press release disclosing that it had received comments from the FDA on our two INDs, but did not use the term “clinical hold.”  On August 13, 2021, we issued a press release announcing that these INDs were placed on clinical hold. We did not disclose the June 16 and 17, 2021 FDA Communications in (i) our Registration Statement on Form S-1 (Registration No. 333-257427) that was filed on June 25, 2021 and declared effective on June 29, 2021, nor the final prospectus contained therein dated June 29, 2021 (collectively, the “Registration Statement”); or (ii) our Form 10-Q for the fiscal quarter ended June 30, 2021 that was filed with the Securities and Exchange Commission on August 13, 2021.  We consummated a public offering of $40 million of our common stock pursuant to the Registration Statement on July 2, 2021.

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

Remediation Actions resulting from the Internal Review

1.	The Board approved the inclusion of certain Risk Factors for inclusion in its periodic reports. See Part II, Item 1A. Risk Factors for further information. Such risk factors have been included in our Form 10-K for the year ended December 30, 2021, and in the Form 10-K for the year ended December 31, 2022.
2.	On January 10, 2022, the Board approved the formation of a Disclosure Committee comprised of certain members of the management including (i) its Chief Executive Officer; (ii) the executive in charge of overseeing submissions of any nature to the FDA; (iii) its Chief Financial Officer, if any; (iv) its General Counsel, if any; (v) its Controller, if any; (vi) any other finance executive overseeing financial disclosures; (vii) the executive in charge of investor relations, if any; and (viii) such other employees as the Chief Financial Officer, who serves as chairman of the Disclosure Committee, may invite from time to time. The Disclosure Committee shall be responsible for preparing and reviewing all corporate disclosures made by us to our security holders, the Securities and Exchange Commission and/or the broader investment community to ensure that such disclosures (i) shall be accurate and complete; (ii) shall fairly present, in all material respects, our financial condition, results of operations and cash flows; and (iii) shall be made on a timely basis in accordance with all applicable requirements of (A) the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder, (B) the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (C) the Nasdaq Stock Market or such other stock exchange on which the our securities may be traded and (D) any other applicable laws or legal requirements. The Board adopted and approved the Disclosure Committee Charter.
3.	The Board terminated Maurizio Chiriva-Internati as Chief Executive Officer for cause on January 27, 2022, after the Special Committee’s Internal Review found evidence of conduct that the Board believed was inconsistent with the company policies. Under the terms of the Executive Employment Agreement between Dr. Chiriva and the Company effective as of July 1, 2020, as amended October 21, 2021, as the result of the termination of his employment, Dr. Chiriva also is deemed to have resigned as a Director on the Board effective as of January 27, 2022.
4.	The Board named Pietro Bersani as Interim Chief Executive Officer, effective as of January 27, 2022. Mr. Bersani has resigned from all Committees of the Board. Subsequently on May 10, 2022, Mr. Bersani was named Chief Executive Officer.
5.	The Board named independent Director Michael Nagel as Chairperson of the Board, effective as of January 27, 2022.
6.	The Board approved the appointment of Frank Tirelli as a member of the Board to fill a vacancy, effective as of January 28, 2022. The Board has determined that Mr. Tirelli is “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). Mr. Tirelli has been named Chairperson of the Audit Committee effective January 28, 2022. He was also nominated and appointed as a member of the Nominating and Corporate Governance Committee effective March 1, 2022. Mr. Tirelli was nominated by our Nominating and Corporate Governance Committee of the Board after a thorough review of all his background, relevant experience, and professional and personal reputations.
7.	On November 16, 2022, Frank Tirelli informed the Board of Directors (the “ Board”) of Kiromic BioPharma, Inc. (the “ Company”) that he was resigning his position as a director of the Company, effective immediately. Mr. Tirelli also ceased to be a member of the Audit Committee, and the Nominating and Corporate Governance Committee of the Board, effective immediately. Mr. Tirelli’s resignation did not involve a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
8.	On February 10, 2022, we and Dr. Scott Dahlbeck (“Dr. Dahlbeck”) entered into a Modification to Employment Agreement dated as of February 9, 2022 (the “Dahlbeck Agreement”). The Dahlbeck Agreement amends and supersedes certain terms of the Employment Agreement dated as of January 1, 2020, between the Company and Dr. Dahlbeck. Pursuant to the Dahlbeck Agreement, effective as of February 9, 2022, Dr. Dahlbeck’s title was changed to Chief of Staff, and he ceased to be our Chief Medical Officer and Head of Clinical.

9.	On February 10, 2022, we and Mr. Gianluca Rotino (“Mr. Rotino”) entered into a Transition and Consulting Agreement dated as of February 9, 2022 (the “Rotino Agreement”). Pursuant to the terms of the Rotino Agreement, effective as of February 9, 2022, Mr. Rotino’s employment as our Chief Strategy and Innovation Officer terminated and the Company retained Mr. Rotino to provide consulting services to the Company for a period of nine months (or until November 9, 2022). Notwithstanding the foregoing, the Rotino Agreement may be terminated by either us or Mr. Rotino upon 30 days’ prior written notice, except no such prior notice shall be required in the event we terminate the Rotino Agreement for cause.
10.	Under the terms of the Executive Employment Agreement between Mr. Rotino and the Company effective as of July 1, 2020, as amended October 21, 2020, as the result of the termination of Mr. Rotino’s employment, Mr. Rotino is deemed to have resigned as a member of the Board effective as of February 9, 2022.
11.	The Board approved the appointment of Karen Reeves as a member of the Board to fill a vacancy, effective as of February 14, 2022. The Board has determined that Dr. Reeves is “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). Dr. Reeves was nominated and appointed to be the Nominating and Corporate Governance Committee Chairperson and a member of the Compensation Committee effective March 1, 2022. Dr. Reeves was nominated by our Nominating and Corporate Governance Committee of the Board after a thorough review of all her background, relevant experience, and professional and personal reputations.
12.	On December 6, 2022, Dr. Karen Reeves informed the Board of Directors (the “Board”) of Kiromic BioPharma, Inc. (the “Registrant”) that she was resigning her position as a director of the Registrant, effective immediately. Dr. Reeves also ceased to be a member of the Nominating and Corporate Governance Committee, and the Compensation Committee of the Board. Dr. Reeves’ resignation did not involve a disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	Slow or delayed IND applications.
●	Slow or delayed clinical trial enrollment.
●	Patent reinforcement and prosecution.
●	Changes in laws or the regulatory environment affecting our company.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.
●	Comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis).
●	Submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”.
●	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates. These include the following:

●	Salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in research and development functions.
●	Expenses incurred under agreements with third parties, including contract research organizations and other third parties that conduct preclinical research and development activities and clinical trials on our behalf.
●	Costs of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and future clinical trials, including the costs of contract manufacturing organizations, that will manufacture our clinical trial material for use in our preclinical studies and potential future clinical trials.
●	Costs of outside consultants, including their fees and related travel expenses.
●	Costs of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials.
●	License payments made for intellectual property used in research and development activities.
●	Facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs if specifically, identifiable to research activities.

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

We cannot determine with certainty the duration and costs of future clinical trials of our Deltacel, Procel, and Isocel product candidates, or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our IND #1, ALEXIS-PRO-1, IND #2, ALEXIS-ISO-1, and IND #3 trial candidates and any other our trial candidate we may develop will depend on a variety of factors, including:

●	The scope, rate of progress, expense and results of clinical trials of our IND #1, ALEXIS-PRO-1, IND #2, ALEXIS-ISO-1, and IND #3 trial candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct.
●	Uncertainties in clinical trial design and patient enrollment rates.
●	The actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability.
●	Significant and changing government regulation and regulatory guidance.
●	The timing and receipt of any marketing approvals.
●	The expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
●	Our ability to effectively address the deficiencies elucidated in the FDA’s clinical hold letters for our IND applications related to key chemical manufacturing and control components.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth key components of our results of operations for the years ended December 31, 2022 and 2021.

	Twelve Months Ended
	December 31,		Increase (Decrease)
	2022	2021	$	%
Operating expenses:
Research and development	$13,920,400	$11,367,800	$2,552,600	22.45%
General and administrative	17,193,900	13,937,900	3,256,000	23.36%
Impairment expense	—	430,000	(430,000)	(100.00)%
Total operating expenses	31,114,300	25,735,700	5,378,600	20.90%
Loss from operations	(31,114,300)	(25,735,700)	5,378,600	20.90%
Other income (expense)
Gain on loan extinguishment	—	105,800	(105,800)	(100.00)%
Other income	—	53,400	(53,400)	(100.00)%
Litigation settlement loss	(3,463,000)	—	3,463,000	—%
Gain on sale of equipment	12,800	—	12,800	—%
Interest expense	(166,500)	(12,200)	154,300	1,264.75%
Total other income (expense)	(3,616,700)	147,000	3,763,700	2,560.34%
Net loss	$(34,731,000)	$(25,588,700)	$9,142,300	35.73%

Research and development expenses. Our research and development expenses increased by $2,552,600 or 22.45%, to $13,920,400 for the year ended December 31, 2022, from $11,367,800 for the year ended December 31, 2021. The following table summarizes our research and development expenses by product candidate or development program:

	Twelve Months Ended
	December 31,		Increase (Decrease)
	2022	2021	$	%
Trial candidate, platform development, early-stage research and unallocated expenses:
Employee-related costs	4,789,200	4,424,200	365,000	8.25%
Laboratory supplies and services	2,530,000	2,925,900	(395,900)	(13.53)%
Outsourced research and development	3,394,400	2,547,000	847,400	33.27%
Laboratory equipment and maintenance	294,400	128,500	165,900	129.11%
Facility-related costs	2,564,400	940,400	1,624,000	172.69%
Intellectual Property	330,500	380,900	(50,400)	(13.23)%
Other research and development costs	17,500	20,900	(3,400)	(16.27)%
Total research and development expenses	$13,920,400	$11,367,800	$2,552,600	22.45%

General and administrative expenses. Our general and administrative expenses increased by $3,256,000 or 23.36%, to $17,193,900 for the year ended December 31, 2022, from $13,937,900 for the year ended December 31, 2021. Between October 1, 2021 and December 31, 2022, we incurred $7,175,700 in legal fees and other professional fees directly related to the Internal Review and related matters.

Gain on loan extinguishment. Gain on loan extinguishment was $0 and $105,800 for the year ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2020, we applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. On February 16, 2021, the SBA granted forgiveness of the SBA Loan and all applicable interest. On the date of forgiveness, the principal and accrued interest totaled $105,800.

Litigation settlement loss contingency. We began settlement discussion with the Sabby Entities and Empery Entities during September 2022. We reached a settlement agreement in principle with both Sabby Entities and Empery Entities on September 26, 2022, which the Company’s board of directors approved on September 27, 2022. The settlement contained a cash component of $75,000 payable to Sabby Entities and $75,000 to Empery Entities. As part of the settlement, the Company also agreed to issue convertible notes (the “Settlement Notes”) in the aggregate principal amount of $1,656,720 to each of the Empery Entities and the Sabby Entities. The Settlement Notes are convertible into shares (the “Conversion Shares”) of the Company’s common stock at an initial conversion price per share of $9.20 and can be convertible into a maximum of 180,000 shares of the Company’s common stock to each of the Empery Entities and Sabby Entities, subject to the adjustment of the conversion price and a beneficial ownership limitation equivalent to 9.99%.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased to $34,731,000 during the year ended December 31, 2022, compared to $25,588,700 during the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $645,200. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible promissory notes, preferred stock, common stock from the initial public offering and follow-on offering.

As of March 31, 2023, our cash and cash equivalents balance were $2,057,200. We have known material contractual obligations which will require cash to meet their requirements. These applicable obligations include our facility lease agreement, our senior convertible promissory note, our employment contracts, and our financing arrangement for our Director and Officer Insurance Policy. We also plan to deploy cash for other research and development and general and administrative operating expenses. Our ability to continue meeting these contractual obligations will be reliant upon our ability to secure significant additional capital funding.

As described above under “Going Concern and Liquidity,” in the absence of financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond mid-May 2023. Management is currently evaluating various cost reduction actions, including possible reductions in the Company’s workforce and suspending research and development expenditures on one or more product candidates, in order to reduce the Company’s expenditures and preserve cash. We are limited in our ability to reduce expenditures for known contractual obligations. As a result, we are not able to predict whether any cost reduction actions will be successful or how much longer any such actions will allow the Company to continue to operate without financing.

As previously disclosed, we have incurred significant operating losses since inception, and we expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase over the long-term, even if we are able to successfully reduce our costs in the short-term in order to preserve cash in light of the Company’s current liquidity situation. These costs include conducting preclinical studies and clinical trials for our product candidates, contracting with clinical research organizations and building out internal capacity to have product candidates manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio and providing general and administrative support for our operations. As a result, substantial doubt exists regarding the going concern assumption on our consolidated financial statements. Therefore, these conditions raise substantial doubt about our ability to continue as a going concern.

As described above, our recent planned underwritten public offering was not successful, and we are currently seeking short-term financing to be able to continue our operations past mid-May 2023. If we are successful in obtaining short-term financing to fund our operations beyond the end of the year, we intend to seek significant additional capital funding to develop our platform, additional hiring of scientific professionals, hiring other general and administrative employees, and clinical trials. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of any such financings will be favorable. Further, the results of our Internal Review demonstrated that we had ineffective disclosure controls and procedures during the first quarter of 2022 and earlier periods, which resulted in our failure to disclose certain information, which has resulted in litigation which has adversely affected our ability to raise capital. Further, there are other factors which may make financing our operations more difficult, including potential governmental investigation, continued elevated legal and accounting professional fees associated with the Internal Review and securities litigation, and other risk factors listed in Item 1A. of Part I of our

Annual Report on Form 10-K for the year ended December 31, 2022. In consideration of our plans, substantial doubt is not alleviated.

Summary of Cash Flow

The following table sets forth a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(23,745,900)	$(20,321,500)
Net cash used in investing activities	(4,865,500)	(1,810,800)
Net cash provided by financing activities	3,902,700	37,335,700
Net increase (decrease) in cash and cash equivalents	(24,708,700)	15,203,400
Cash and cash equivalents at beginning of the year	25,353,900	10,150,500
Cash and cash equivalents at end of the year	645,200	25,353,900

Cash flows from operating activities

Net cash used in operating activities was $23,745,900 for the year ended December 31, 2022, as compared to $20,321,500 for the year ended December 31, 2021. In the year ended December 31, 2022, the primary cash outflows were from the net loss of $34,731,000 compared to $25,588,700 during the year ended December 31, 2021. Net cash used in operating activities increased by a total of $3,424,400 year-over-year. We used cash to develop our trial candidates and to pay for legal and professional fees. See “Results of Operations” above for further details.

Cash flows from investing activities

Net cash used in investing activities was $4,865,500 for the year ended December 31, 2022, as compared to $1,810,800 for the year ended December 31, 2021. Our net cash used in investing activities primarily consisted of purchases of property and equipment. This increase was primarily driven by cash outflows from equipment and leasehold improvements attributed to our cGMP facilities located in our leased facility in Houston, Texas.

Cash flows from financing activities

Net cash provided by financing activities was $3,902,700 during the year ended December 31, 2022, and related primarily to issuance proceeds from senior secured convertible note. Net cash provided by financing activities was $37,335,700 during the year ended December 31, 2021, which primarily consisted of the public offering which closed on July 2, 2021. This public offering sold 266,667 shares of common stock with net proceeds of $37,118,100.

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

Fair Value Measurements—The carrying value of our cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, other current liabilities and debt approximate their fair value.

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2022 or 2021.

Stock-Based Compensation— We record stock compensation expense related to our 2017 Equity Incentive Plan and 2021 Omnibus Equity Incentive Plan in accordance with ASC 718, Compensation—Stock Compensation. We measure and recognize stock compensation expense for all stock-based awards, including restricted stock units (“RSUs”) and stock options.

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

We estimate the grant date fair value of stock options using the Black-Scholes model and the assumptions used to value such stock options are determined as follows:

Expected Term.    The expected term represents the period that the Company’s stock options are expected to be outstanding. Due to limitations on the sale or transfer of the Company’s common stock under the lock-up agreements and market standoff components of the stock option agreements, the Company does not believe its historical exercise pattern is indicative of the pattern it will experience after restricted periods expire. The Company uses the simplified method to calculate the expected term, which is the average of the contractual term and vesting period.

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

Common Stock Valuations. We use our listed Nasdaq Capital Market closing price on the grant date to determine common stock valuation.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”), which requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. In July 2018, the FASB issued ASU 2018-11 to amend certain aspects of Topic 842. These amendments provide entities with an additional (and optional) transition method to adopt Topic 842. Under this transition method, an entity initially applies the transition requirements in Topic 842 at that Topic’s effective date with the effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings (or other components of equity or net assets, as appropriate) in the period of adoption. On April 8, 2020, the FASB changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2022. Accordingly, the Company has adopted Topic 842 effective January 1, 2022 using the modified retrospective approach. The Company notes that adopting the new standard resulted in recording a lease liability and right-of-use asset associated with the Company’s facility lease agreement and subsequent amendments thereto totaling $2,232,700, as of January 1, 2022. Lease accounting and disclosure for the period ended December 31, 2021, are provided under prior lease guidance of ASC 840.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision, and with the participation, of our current management, including our CEO and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. Based on this evaluation of our disclosure controls and procedures, our management, including our CEO and Principal Financial Officer, have concluded that our disclosure controls and procedures were not effective as of December 31, 2022, because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”).

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S., and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors.
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision, and with the participation, of our current management, including our Chief Executive Officer and Principal Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d–15(f) of the Exchange Act and based on the COSO framework. Based on this evaluation, our management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, because of the items described in the “Material Weaknesses” section below.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses were identified during the year ended December 31, 2022 because we do not have a formal process for period end financial closing and reporting, and also because we have insufficient resources to conduct an effective monitoring and oversight function independent from our operations. These material weaknesses result in an increased risk of material misstatement in the financial statements.

In addition, during the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to a lack of effective disclosure controls. Such material weakness has not been fully remediated during the year ended December 31, 2022.

Remediation Activities

We believe that we are addressing the material weaknesses identified in connection with the year ended December 31, 2022, through measures including:

●	Implementation of additional internal control processes and procedures regarding the financial close and reporting process, procure to pay process, and human resources and payroll process.
●	Designing those controls with the appropriate segregation of duties.
●	The recruitment of full-time accounting and finance personnel, including, but not limited to, personnel focused upon enhanced scrutiny of accounting entries in the areas where we have observed material weaknesses in our internal control over financial reporting.

Our management concluded that these material weaknesses still existed as of December 31, 2022. In order to consider these material weaknesses to be fully remediated, we believe additional time is needed to demonstrate effectiveness of the remediation.

As a remedial measure to address the Company’s material weakness in internal control over financial reporting identified as a result of the Internal Review, on January 10, 2022, and as amended on April 10, 2023, the Board approved the formation of a Disclosure Committee comprised of certain members of the Company’s management including (i) its Chief Executive Officer and Principal Financial Officer; (ii) the executive in charge of overseeing submissions of any nature to the FDA; (iii) its Chief Financial Officer, if any; (iv) its General Counsel, if any; (v) its Controller, if any; (vi) any other finance executive overseeing financial disclosures; (vii) the executive in charge of investor relations, if any; and (viii) such other employees as the Chief Executive Officer and Principal Financial Officer, who serves as chairman of the Disclosure Committee, may invite from time to time. The Disclosure Committee shall be responsible for preparing and reviewing all corporate disclosures made by the Company to its security holders, the SEC and/or the broader investment community to ensure that such disclosures (i) shall be accurate and complete; (ii) shall fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows; and (iii) shall be made on a timely basis in accordance with all applicable requirements of (A) the Exchange Act and the rules and regulations promulgated thereunder, (B) the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (C) the Nasdaq Stock Market or such other stock exchange on which the Company’s securities may be traded and (D) any other applicable laws or legal requirements.

Our management believes that these material weaknesses were not remediated as of December 31, 2022 because the Company continues to be cash constrained and could not fully remediate. In order to consider these material weaknesses to be fully remediated, we believe additional time is needed to demonstrate effectiveness of the remediation.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting for the year ended December 31, 2022.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2023 (the “2023 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2022.

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

HIDDEN_ROW
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
3.3

Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Voting Preferred Stock dated March 28, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 31, 2023)

3.4	Second Amended and Restated Bylaws of Kiromic BioPharma, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed on October 6, 2020)
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on April 8, 2022)
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
10.10#

Joint venture agreement, dated 4.06.2020, between Molipharma S.R.L. and Kiromic BioPharma, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1/A filed on October 6, 2020)

10.11†

Form of Director Services Agreement between Kiromic BioPharma, Inc. and all independent directors (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed on October 6, 2020)

10.12†

Amended and Restated License Agreement by and between the Company and Longwood University, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2021)

10.13

Strategic Alliance Agreement by and between the Company and Leon Office (H.K.) Ltd, effective as of January 28, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 12, 2021)

10.14

Executive Employment Agreement by and between the Company and Dr. Michael Ryan, effective as of July 1, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 8, 2021)

10.15

Separation Agreement by and between Kiromic Biopharma, Inc. and Ignacio Nunez, effective as of December 8, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 10, 2021)

10.16

Executive Employment Agreement by and between the Company and Pietro Bersani, effective as of January 27, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2022)

10.17

Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement by and between the Company and Pietro Bersani effective as of January 27, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 2, 2022)

10.18

Indemnification Agreement by and between the Company and Pietro Bersani effective as of January 27, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 2, 2022)

10.19

Transition and Consulting Agreement effective as of February 9, 2022, by and between Kiromic BioPharma, Inc. and Gianluca Rotino (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2022)

10.20

Modification to Employment Agreement effective as of February 9, 2022, by and between Kiromic BioPharma, Inc. and Scott Dahlbeck (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 16, 2022)

10.21

Stipulation of Settlement and Mutual Release, dated October 10, 2022, by and among Kiromic Biopharma, Inc., Empery Asset Master, Ltd. and other parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 14, 2022)

10.22

Stipulation of Settlement and Mutual Release, dated October 10, 2022, by and among Kiromic Biopharma, Inc., Sabby Volatility Warrant Master Fund Ltd. and other parties (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 14, 2022)

10.23	Form of the Subordinated Convertible Promissory Note (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 14, 2022)
10.24

Standby Equity Purchase Agreement, dated October 13, 2022, by and between Kiromic Biopharma, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2022)

10.25	Form of the 25% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 27, 2022)
10.26

Amended Stipulation of Settlement and Mutual Release, dated October 27, 2022, by and among Kiromic Biopharma, Inc., Empery Asset Master, Ltd. and other parties (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2022)

10.27

Amended Stipulation of Settlement and Mutual Release, dated October 27, 2022, by and among Kiromic Biopharma, Inc., Sabby Volatility Warrant Master Fund Ltd. and other parties (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 2, 2022)

10.28	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2023)
10.29

Form of Exchange Agreement dated as of March 28, 2023 between the Company and the holder of the Exchange Securities (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2023)

21.1*	List of Subsidiaries
23.1*	Consent of Whitley Penn LLP, independent registered public accounting firm
23.2*	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within Exhibit 101

_

*Filed herewith

† Executive Compensation Plan or Agreement

# Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
Date: April 17, 2023	KIROMIC BIOPHARMA, INC.
	By:	/s/ Pietro Bersani .
Name: Pietro Bersani
Title: Chief Executive Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pietro Bersani, as his true and lawful attorney-in-fact and agent, with the full power of substitution, for him and in his name, place, or stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pietro Bersani Pietro Bersani	Chief Executive Officer (Principal Financial Officer)	April 17, 2023

/s/ Americo Cicchetti Americo Cicchetti	Director	April 17, 2023

/s/ Michael Nagel Michael Nagel	Director	April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Kiromic BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kiromic BioPharma, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of and for the year ended December 31, 2021, before the retrospective adjustments described in Note 1, were audited by other auditors whose report, dated April 8, 2022, expressed an unqualified opinion on those statements. We also audited the adjustments described in Note 1 that were applied to retroactively reflect the one-for-thirty reverse stock split in the 2021 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Whitley Penn

Houston, Texas

April 17, 2023

We have served as the Company's auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Kiromic BioPharma, Inc.

Opinion on the Financial Statements

We have audited, (1) before the effects of the adjustments to retrospectively apply the reverse split of the Company’s issued and outstanding shares of common stock as discussed in Note 1 to the consolidated financial statements and (2) before the effects of the adjustments to restate the number of vested shares of restricted stock units related to the Company’s 2017 Equity Incentive Plan for the year ended December 31, 2021 as discussed in Note 13 to the consolidated financial statements, the consolidated balance sheet of Kiromic BioPharma, Inc. and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements") (the 2021 financial statements before the effects of the adjustments to retrospectively apply the reverse split of the Company’s issued and outstanding shares of common stock as discussed in Note 1 to the financial statements and before the effects of the restatement of the number of vested shares of restricted stock units related to the Company’s 2017 Equity Incentive Plan for the year ended December 31, 2021 as discussed in Note 13 to the financial statements are not presented herein). In our opinion, the 2021 financial statements, (1) before the effects of the adjustments to retrospectively apply the reverse split of the Company’s issued and outstanding shares of common stock as discussed in Note 1 to the financial statements and (2) before the effects of the restatement of the number of vested shares of restricted stock units related to the Company’s 2017 Equity Incentive Plan for the year ended December 31, 2021 as discussed in Note 13 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to (1) the effects of the adjustments to retrospectively apply the reverse split of the Company’s issued and outstanding shares of common stock as described in Note 1 to the financial statements and (2) the effects of the adjustments to restate the number of vested shares of restricted stock units related to the Company’s 2017 Equity Incentive Plan for the year ended December 31, 2021 as discussed in Note 13 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Going Concern

The 2021 financial statements were prepared assuming that the Company would continue as a going concern. As of December 31, 2021, the Company had incurred significant losses and negative cash flows from operations which raised substantial doubt about its ability to continue as a going concern. The 2021 financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Houston, Texas

April 8, 2022

We began serving as the Company’s auditor in 2016. In 2022 we became the predecessor auditor.

KIROMIC BIOPHARMA, INC.

Consolidated Balance Sheets

	December 31	December 31,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$645,200	$25,353,900
Accounts receivable	—	16,200
Prepaid expenses and other current assets	1,043,700	1,699,400
Total current assets	1,688,900	27,069,500
Property and equipment, net	8,136,900	3,629,000
Operating lease right-of-use asset	2,117,300	—
Other assets	24,400	31,100
Total Assets	$11,967,500	$30,729,600

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Senior secured convertible promissory note, net	$3,809,900	$—
Accounts payable	7,308,100	2,214,300
Accrued expenses and other current liabilities	881,600	741,000
Interest payable	142,100	—
Note payable	557,200	454,500
Operating lease liability - short term	584,400	—
Total current liabilities	13,283,300	3,409,800
Subordinated convertible promissory note	2,914,000	—
Operating lease liability - long term	1,544,900	—
Total Liabilities	17,742,200	3,409,800

Commitments and contingencies (Note 10)
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value: 60,000,000 shares authorized, of which 24,000,000 shares designated as Series A-1 Preferred Stock and 16,500,000 shares designated as Series B Preferred Stock; no shares issued or outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 648,384 shares and 516,284 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	648	516
Additional paid-in capital	96,172,152	94,535,784
Accumulated deficit	(101,947,500)	(67,216,500)
Total Stockholders’ (Deficit) Equity	(5,774,700)	27,319,800

Total Liabilities and Stockholders’ (Deficit) Equity	$11,967,500	$30,729,600

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2022	2021
Operating expenses:
Research and development	$13,920,400	$11,367,800
General and administrative	17,193,900	13,937,900
Impairment expense	—	430,000
Total operating expenses	31,114,300	25,735,700
Loss from operations	(31,114,300)	(25,735,700)
Other income (expense):
Gain on loan extinguishment	—	105,800
Other income	—	53,400
Litigation settlement loss	(3,463,000)	—
Gain on sale of equipment	12,800	—
Interest expense	(166,500)	(12,200)
Total other income (expense)	(3,616,700)	147,000
Net loss	$(34,731,000)	$(25,588,700)

Net loss per share, basic and diluted	$(64.42)	$(67.82)
Weighted average common shares outstanding, basic and diluted	544,475	380,569

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

	Years ended December 31, 2022 and 2021
	Common Stock		Additional Paid-
	Number of		In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	244,433	$245	$52,989,655	$(41,627,800)	$11,362,100
Common stock issuance net of issuance costs and discount amortization	266,667	267	36,288,633	—	36,288,900
Warrants underlying common stock issuance	—	—	829,200	—	829,200
Exercised stock options	630	1	125,399	—	125,400
Released restricted stock units	1,775	—	—	—	—
Common shares issued for Insilico Solutions LLC Membership Purchase Agreement	1,673	2	399,998	—	400,000
Restricted stock units issued for Insilico Solutions LLC Membership Purchase Agreement	1,106	1	139,999	—	140,000
Stock compensation expense	—	—	3,762,900	—	3,762,900
Net loss	—	—	—	(25,588,700)	(25,588,700)
Balance at December 31, 2021	516,284	$516	$94,535,784	$(67,216,500)	$27,319,800
Common stock discount amortization	—	—	344,800	—	344,800
Warrants underlying common stock issuance	—	—	(344,800)	—	(344,800)
Released restricted stock units	35,257	35	(35)	—	—
Commitment shares issuance from standby equity purchase agreement	20,111	20	(20)	—	—
Letter agreement share issuance	33,333	33	(33)	—	—
Conversion of subordinated convertible notes into shares of common stock	43,399	44	399,356	—	399,400
Stock compensation expense	—	—	1,237,100	—	1,237,100
Net loss	—	—	—	(34,731,000)	(34,731,000)
Balance at December 31, 2022	648,384	$648	$96,172,152	$(101,947,500)	$(5,774,700)

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(34,731,000)	$(25,588,700)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,673,400	469,800
Amortization of debt issuance costs	9,900	—
Stock compensation expense	1,237,100	3,762,900
Gain on loan extinguishment		(105,800)
Gain on sale of equipment	(12,800)	—
Impairment expense	—	430,000
Litigation settlement loss	3,313,400	—
Operating lease non-cash expense	394,200	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	16,200	9,800
Prepaid expenses and other current assets	655,700	(1,117,400)
Other assets	6,700	—
Accounts payable	3,790,800	1,411,100
Interest payable	142,100	—
Accrued expenses and other current liabilities	140,600	406,800
Operating lease liability	(382,200)	—
Net cash used for operating activities	(23,745,900)	(20,321,500)
Cash flows from investing activities:
Purchases of property and equipment, net effects from acquisition	(4,880,500)	(1,894,800)
Proceeds from sale of equipment	15,000	—
Cash received from acquisition	—	84,000
Net cash used for investing activities	(4,865,500)	(1,810,800)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	40,000,000
Issuance cost	—	(2,881,900)
Borrowings from note payable	610,700	665,900
Repayments of note payable	(508,000)	(573,700)
Proceeds from senior secured convertible note payable	4,000,000	—
Debt issuance costs	(200,000)	—
Exercise of stock options	—	125,400
Net cash provided by financing activities	3,902,700	37,335,700
Net change in cash and cash equivalents	(24,708,700)	15,203,400
Cash and cash equivalents:
Beginning of year	25,353,900	10,150,500
End of year	$645,200	$25,353,900

Supplemental cash flow information:
Cash paid for interest	$12,200	$12,200

Supplemental disclosures of non-cash investing and financing activities:
Accruals for property and equipment purchases	$1,303,000	$138,000
Conversion of subordinated convertible promissory note into common stock	$399,400	$—
Common stock issuance for acquisition	$—	$400,000
Restricted stock units granted for acquisition	$—	$140,000
Acquisitions net of cash acquired	$—	$456,000
Right-of-use asset/lease liability recognized from ASC842 implementation	$2,232,700	$—
Right-of-use asset acquired through lease liability	$303,662	$—

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Notes to Consolidated Financial Statements

1.	ORGANIZATION

Nature of Business

Kiromic BioPharma, Inc. and subsidiaries (the "Company") is a clinical stage fully integrated biotherapeutics company formed under the Texas Business Organizations Code in December 2012.

The Company is an artificial intelligence-driven, end-to-end CAR-T and cell therapy company, developing the first multi-indication allogeneic CAR-T cell therapy, that exploits the natural potency of Gamma Delta T-cells (“GDTs”) to target solid cancers. The Company maintains offices in Houston, Texas. The Company has not generated any revenues to date.

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

Reverse Stock Split — On March 10, 2023, the Company’s board of directors approved a one-for-thirty reverse split of the Company’s issued and outstanding shares of common stock (“the Reverse Stock Split”). In addition, a proportionate adjustment will be made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. Any fraction of a share of common stock that would be created as a result of the Reverse Stock Split will be rounded up to the next whole share. Unless noted otherwise, all common shares and per share amounts contained in the consolidated financial statements have been retroactively adjusted for the Reverse Stock Split.

Going Concern —These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $23,745,900 for the year ended December 31, 2022, and an accumulated deficit of $101,947,500 as of December 31, 2022. To date, the Company has relied on equity and debt financing to fund its operations. The Company’s product candidates are still in the early stages of development, and substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. The Company does not have sufficient cash on hand or available liquidity to meet its obligations through the twelve months following the date the consolidated financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany balances were eliminated upon consolidation. Operating results for the year ended December 31, 2022 are not necessarily indicative of results to be expected for any future year.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include determination of the fair value of common stock and related stock-based compensation, fair value of purchase price allocations of intangible assets associated with acquisitions, and estimating services incurred by third-party service providers used to recognize research and development expense.

Cash and Cash Equivalents—As of December 31, 2022 and 2021 cash and cash equivalents consisted entirely of cash on hand and bank deposits. The Company considers all highly liquid instruments with remaining maturities at purchase of 90 days or less to be cash equivalents.

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

The Company assessed events and circumstances as of December 31, 2021 which was primarily driven by a reduced stock price as of December 31, 2021. The carrying value of the Company’s assets was in excess of the market value of equity as of December 31, 2021. After analyzing this quantitative circumstance along with other qualitative considerations, the Company’s management determined that an impairment of the entire value of the goodwill was appropriate. Accordingly, the Company incurred an impairment expense on the statement of operations totaling $430,000 for the year ended December 31, 2021. There was no goodwill recorded on the Company’s balance sheet at December 31, 2022 or 2021. Since the Company records a full valuation allowance to offset any deferred tax assets, the Company does not believe this impairment would result in any material tax impact.

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

Internal Use Software Development Costs—The Company capitalizes certain costs incurred to develop internal use software. All costs incurred that relate to planning and post-implementation phases of development are expensed as incurred. Costs incurred in the development and implementation phases are capitalized and amortized over the estimated life of the software, generally five years. The Company capitalized software development costs of approximately $107,000 and $207,800 for the years ended December 31, 2022 and 2021, respectively.

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

The Company records uncertain tax positions in accordance with Accounting Standard Codification (“ASC”) 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. No such interest or penalties were recognized during the years ended December 31, 2022 and 2021.

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

Fair Value Measurements— The carrying value of our cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses, other current liabilities and debt approximate their fair value.

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2022 or 2021.

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

Stock-Based Compensation—The Company records stock compensation expense related to the 2017 Equity Incentive Plan (the “2017 Plan”) and the Omnibus 2021 Equity Incentive Plan (the “2021 Plan”) in accordance with ASC 718, Compensation—Stock Compensation. The Company measures and recognizes stock compensation expense for all stock-based awards, including restricted stock units (“RSUs”) and stock options.

Stock compensation expense for RSUs is based on estimated fair values recognized using the straight-line method over the requisite service period, as long as the performance obligations in the RSU agreement are deemed probable by management. Stock compensation expense for stock options is based on estimated fair values recognized using the straight-line method over the requisite service period. The fair value of stock options is estimated on the grant date using the Black-Scholes option-valuation model. The calculation of stock-based compensation expense requires that the Company make assumptions and judgments about the variables used in the Black-Scholes option-valuation model, including the fair value of our common stock, expected term, expected volatility of the underlying common stock, and risk-free interest rate. Forfeitures are accounted for when they occur.

The Company estimates the grant date fair value of stock options using the Black Scholes model and the assumptions used to value such stock options are determined as follows:

Expected Term. The expected term represents the period that the Company’s stock options are expected to be outstanding. Due to limitations on the sale or transfer of the Company’s common stock under the lock-up agreements and market standoff components of the stock option agreements, the Company does not believe its historical exercise pattern is indicative of the pattern it will experience after restricted periods expire. The Company uses the simplified method to calculate the expected term, which is the average of the contractual term and vesting period.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black Scholes model on the implied yield available on U.S. Treasury zero coupon issues with a term equivalent to that of the expected term of the stock options for each stock option group.

Volatility. The Company determines the price volatility based on the historical volatilities of industry peers as it has limited trading history for its common stock price. The Company intends to continue to consistently apply this process using the same or a similar peer group of public companies, until a sufficient amount of historical information regarding the volatility of its own common stock price becomes available, or unless circumstances change such that the identified peer companies are no longer similar, in which case other suitable peer companies whose common stock prices are publicly available would be utilized in the calculation.

Dividend Yield. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. To date, the Company has not declared any dividends and, therefore, the Company has used an expected dividend yield of zero.

Common Stock Valuations. The closing price listed on the Nasdaq Capital Market for the Company’s common stock on the date of the grant is used as the common stock valuation.

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

Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update was effective for public entities for any annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Accordingly, the Company adopted this guidance as of December 31, 2021.

3.	NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is determined by dividing net loss less deemed dividends by the weighted-average common shares outstanding during the period. For all periods presented, the common shares underlying the stock options, RSUs and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average common shares outstanding used to calculate both basic and diluted loss per common shares are the same. The following table illustrates the computation of basic and diluted loss per share:

	Year Ended
	December 31,
	2022	2021
Net loss	$(34,731,000)	$(25,588,700)
Less: Initial Public Offering Common Stock discount amortization	(100,000)	(100,000)
Less: Public Offering Common Stock discount amortization	(244,800)	(122,000)
Net loss attributable to common shareholders	$(35,075,800)	$(25,810,700)
Weighted average common shares outstanding, basic and diluted	544,475	380,569
Net loss per share, basic and diluted	$(64.42)	$(67.82)

For the years ended December 31, 2022 and 2021, there were 1,700 and 2,447 RSUs that were potentially dilutive securities excluded from the computations of diluted weighted-average shares of common stock. In addition, there were up to 109,590 shares potentially dilutive securities resulting from the Senior Secured Convertible Promissory Note, if converted into shares at December 31, 2022.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	December 31,	December 31,
	2022	2021
Equipment	$3,041,900	$1,593,100
Leasehold improvements	7,298,500	1,464,700
Office furniture, fixtures, and equipment	137,300	16,600
Software	359,500	359,500
Construction in progress	—	1,226,600
	10,837,200	4,660,500
Less: Accumulated depreciation	(2,700,300)	(1,031,500)
Total	$8,136,900	$3,629,000

Depreciation expense was $1,673,400 and $469,800 for the years ended December 31, 2022 and 2021, respectively. Depreciation expense is allocated between research and development and general and administrative operating expenses on the consolidated statements of operations.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	December 31,	December 31,
	2022	2021
Accrued consulting and outside services	$212,900	$467,100
Accrued compensation	668,700	273,900
Total	$881,600	$741,000

6.	LOAN PAYABLE

On May 1, 2020, the Company received a loan in the principal amount of $115,600 (the “SBA Loan”) under the Paycheck Protection Program (“PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (the “SBA”).

During the year ended December 31, 2020, the Company applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. On February 16, 2021, the SBA granted forgiveness of the SBA Loan and all applicable interest. On the date of forgiveness, the principal and accrued interest totaled $105,800. The forgiveness was classified as a gain on loan extinguishment in the consolidated statement of operations during the year ended December 31, 2021.

7.	NOTE PAYABLE

In November 2021, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $665,900 with an annual interest rate of 4.59%, to be paid over a period of ten months. As of December 31, 2021, the remaining payable balance on the financed amount was $454,500. As of December 31, 2022, this financing arrangement was paid in its entirety.

In November 2022, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $610,700 with an annual interest rate of 8.49%, to be paid over a period of eleven months. As of December 31, 2022, the remaining payable balance on the financed amount was $557,200.

8.SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

On October 21, 2022 (the “Issuance Date”), the Company issued a 25% Senior Secured Convertible Promissory Note (the “Note”) to an accredited investor. The Note had a principal amount of $2,000,000 and bore interest at a rate of 25% per annum (the “Stated Rate”) and matures on October 21, 2023 (the “Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note would be due and payable. The Stated Rate would increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The Note is convertible, at the sole discretion of the holder, into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $10.50 per share (the “Conversion Price”), subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”) and a share cap of 109,590 shares (the “Share Cap”), representing 19.9% of the total issued and outstanding shares of Common Stock as of October 20, 2022, in the event that the Conversion Price is lower than $9.80 per share, representing the lower of the closing price immediately preceding the Issuance Date or the average closing price of the Common Stock for the five trading days immediately preceding the Issuance Date.

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

On December 12, 2022, the Company amended and restated the 25% Senior Secured Convertible Promissory Note (the “Original Note”) dated October 21, 2022 (the “Amended and Restated Note”). The Original Note was amended to increase the aggregate principal amount to $4,000,000 from $2,000,000. The interest rate of 25% per annum (the “Stated Rate”) remained unchanged. The maturity date was amended to December 12, 2023 from October 21, 2023 (the “Amended and Restated Maturity Date”), on which the principal balance and accrued but unpaid interest under the Amended and Restated Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Amended and Restated Note on the Amended and Restated Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

9.ACQUISITIONS

InSilico

On July 26, 2021, the Company completed its previously announced acquisition of InSilico pursuant to the Membership Interest Purchase Agreement (the “Purchase Agreement”) with InSilico and Michael Ryan (the “Seller”).

Pursuant to the terms of the Purchase Agreement, the Company acquired 100% of the membership interest of InSilico by delivering 1,673 shares to the Seller, and granting 1,106 RSUs to the employees of InSilico under the Company’s 2021 Plan (the “Acquisition”). At the closing of the Acquisition, InSilico became a wholly-owned subsidiary of the Company. InSilico, based in Fairfax, VA, is a world class bioinformatics and artificial intelligence services company.

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

InSilico was fully absorbed into Kiromic as of December 31, 2022, and is no longer operating as an entity.

There was no acquisition activity during the year ended December 31, 2022.

10.COMMITMENTS AND CONTINGENCIES

License Agreements—The Company has entered into a number of licensing arrangements for various intellectual property and licensed patent rights for technologies being developed for commercial sale. As part of these arrangements, the Company is subject to contingent milestone payments in accordance with agreed-upon development objectives, as well as future royalty payments on product sales of the underlying assets. As of December 31, 2022 and 2021, the Company has not incurred any milestone or royalty liabilities related to these license agreements.

Legal Proceedings— On March 22, 2021, Jason Terrell (“Terrell”), a former consultant and a former director of the Company, commenced an action against us in the Court of Chancery of the State of Delaware, C.A. No. 2021-0248-MTZ (the “Action”). In the Action, Terrell seeks a declaratory judgment that the Company is obligated to issue him (i) options to purchase 16,667 shares of common stock at a price of $15.00 per share pursuant to an alleged 2014 consulting agreement, and (ii) options to purchase an additional 16,667 shares of common stock at a price of $5.10 per share pursuant to an alleged January 2017 non-employee director options agreement. In his complaint, Terrell also claimed that, pursuant to the operative certificate of incorporation, he is entitled to indemnification from us for attorneys’ fees and costs he incurs in connection with the Action because the Action arises in connection with his position as a former director.

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

Oral argument was held before the Vice Chancellor on October 20, 2021. During oral argument, the Vice Chancellor invited the parties to submit supplemental letter briefs on the question of whether the Court of Chancery even had the authority to adjudicate the Action in light of the delegation of authority in Terrell’s most recent stock option agreement with the Company (the “SOA”) to the Company’s Compensation Committee to resolve all disputes regarding the interpretation of the SOA. The parties submitted simultaneous supplemental letters briefs on this issue on November 15, 2021. On January 20, 2022, the Vice Chancellor issued her decision on our motion to dismiss, ruling that the Action is stayed until the Compensation Committee itself resolves whether it has sole authority to resolve the parties’ contract interpretation dispute. On August 2, 2022 the Vice Chancellor issued an order dismissing the action, but Terrell filed a notice of appeal to the Delaware Supreme Court later that month. The appeal remains pending.

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

On August 23, 2022, Terrell filed a notice of appeal of the Vice Chancellor’s order of dismissal to the Delaware Supreme Court. The appeal was fully briefed between October and November 2022, and oral argument was held before the Delaware Supreme Court on February 8, 2023. The Delaware Supreme Court reserved decision, and the appeal remains pending and undecided as of the date of this filing.

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

As part of the settlement, the Company also agreed to issue subordinated convertible notes (the “Settlement Notes”) in the aggregate principal amount of $1,656,720 to each of the Empery Entities and the Sabby Entities. The Settlement Notes are convertible into shares (the “Conversion Shares”) of the Company’s common stock at an initial conversion price per share of $9.20 and can be convertible into a maximum of 180,000 shares of the Company’s common stock to each of the Empery Entities and Sabby Entities, subject to the adjustment of the conversion price and a beneficial ownership limitation equivalent to 9.99%. On November 2, 2022, the United States District Court for the Southern District of New York granted a motion jointly filed by the plaintiffs and defendants, pursuant to which the Settlement Notes will be unrestricted and exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Conversion Shares, when issued upon conversion of the Settlement Notes in accordance with the terms set forth therein, will also be unrestricted and exempt from the registration requirements of the Securities Act.

This settlement loss resulted in an expense charged as a separate line item within Other expenses on the consolidated statement of operations for $3,463,000 for the year ended December 31, 2022. There was also a related subordinated convertible promissory note totaling $2,914,000 on the balance sheet at December 31, 2022. In addition, $399,400 of the subordinated promissory notes were converted into 43,399 shares of common stock during the year ended December 31, 2022. These amounts exclude any legal and others costs that were incurred in connection with the defense of this action, and any legal and other costs incurred by the other defendants that we are required to reimburse. Subject to certain exceptions, the Company is obligated to indemnify the defendants in this action, including ThinkEquity, for their reasonable costs incurred in connection with this action and those costs could be substantial.

On August 5, 2022, Ronald H. Karp filed a class action complaint in the United States District Court for the Southern District of New York covering the same subject matter as the Sabby Entities’ and Empery Entities’ claim discussed above asserting claims against the Company and certain current and former officers and directors for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021 and Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the certain statements and acts made by the defendants between June 25,

2021 and August 13, 2021. On October 27, 2022, the court ordered the plaintiffs to file and serve a consolidated amended complaint within 60 days.  Plaintiffs filed their amended complaint on December 21, 2022.  Since then, parties in the action informed the court that they are engaging in settlement discussions.  The time to respond to the complaint has not yet passed and discovery has not begun.  The Company does not currently believe that it is possible to estimate a potential range of loss for this action.

On October 3, 2022, another plaintiff, Joseph Podmore, filed a class action in the United States District Court for the Southern District of New York asserting substantially identical claims against the Company and certain current and former officers and directors as the Karp class action. On October 27, 2022, the court consolidated the Podmore class action with the Karp class action and appointed the Karp plaintiffs as Lead Plaintiff. Similarly, the Company has evaluated that it is reasonably possible that other unasserted claims in future litigation and losses may occur. However, the Company is unable to estimate any possible range of loss attributed to other unasserted claims at this time.

Company 401(k) Plan— During the year ended December 31, 2022, the Company started a defined contribution 401(k) plan covering substantially all full-time employees. Employees are permitted to make voluntary contributions, which the Company matches up to a certain percentage. The plan contribution expense was $291,832 for the year ended December 31, 2022.

The Company regularly assesses all contingencies and believes, based on information presently known, the Company is not involved in any other matters that would have a material effect on the Company’s financial position, results of operations and cash flows.

11.LEASES

The Company adopted FASB ASU No. 2016-02, Leases (Topic 842) on January 1, 2022, using the modified retrospective method, in which it did not restate prior periods. Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance within Topic 842 which, among other things, allowed the Company to carry forward the historical lease classification.

In our implementation of ASU No. 2016-02 the Company elected to discount lease obligations using our incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company’s incremental borrowing rate represents the rate of interest that it would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company considers publicly available data for instruments with similar terms and characteristics when determining its incremental borrowing rates. In addition, we elected the practical expedient to account for the lease and non-lease components on a combined basis. The Company intends to use the full lease term under the existing lease agreement as the lease term, which is currently set to expire on April 30, 2026. As of December 30, 2022, the Company is not able to determine if any renewal options will be exercised.

The Company leases its premises in Houston, Texas under an operating lease which was renewed on November 19, 2020. This renewed lease agreement will commence under an operating lease agreement that is noncancelable from commencement until May 1, 2024.

On March 22, 2021, the Company’s board of directors approved a lease expansion within its premises in Houston, Texas. The amended lease agreement commenced on August 1, 2021, under an operating lease agreement that is noncancelable from commencement until May 1, 2024. The amended lease agreement adds approximately 15,385 square feet. The Company has the option to cancel the lease thereafter until the agreement expires on May 1, 2026. The termination date is effective after a 90-day notice of cancellation.

Two further amendments were executed in 2021. The agreements commenced on November 1, 2021, and December 1, 2021, under an operating lease agreement that is noncancelable from commencement until May 1, 2024. The amended lease agreement adds approximately 3,684 square feet. The Company has the option to cancel the lease thereafter until the agreement expires on May 1, 2026. The termination date is effective after a 90-day notice of cancellation.

An amendment to the lease agreement was executed in January 2022 and commenced May 1, 2022. The amendment added approximately 9,352 square feet. The Company has the option to cancel the lease thereafter until the agreement expires on May 1, 2026. The termination date is effective after a 90-day notice of cancellation. In year one and two monthly rent is $4,800 per month, in year three and four monthly rent is $4,896 per month, and in year five monthly rent is $5,000 per month.

If the Company exercises the cancellation option, the Company must also pay the lessor a termination payment equal to three months of base rent.

Another amendment to the lease agreement was executed in May 2022 and commenced August 2nd, 2022. The amendment added approximately 1,458 square feet. The Company has the option to cancel the lease thereafter until the agreement expires on April 30, 2026. In year one, the monthly rent is $2,430 per month, in years two and three monthly rent is $2,490 per month, and in year five monthly rent is $2,552 per month.

There are no variable payments associated with the lease agreements, as the rent payments are predetermined on a fixed schedule and disclosed above.

The following table indicates the balance sheet line items that include the right-of-use assets and lease liabilities for our operating lease:

December 31,
2022
Operating lease
Right-of-Use Asset
Operating lease	$2,117,300
Total right-of use asset	2,117,300

Lease Liabilities
Operating lease - short term	$(584,400)
Operating lease - long term	(1,544,900)
Total lease liabilities	(2,129,300)

For the year ended December 31, 2022, the components of lease expense were as follows:

Year ended
December 31, 2022
Operating lease cost allocated to research and development expense	$473,200
Operating lease cost allocated to general and administrative expense	189,900
Total lease expense	$663,100
Weighted-average remaining lease term	3.34
Weighted-average discount rate	7.12%

As of December 31, 2022 the maturities of the Company’s operating lease liabilities were as follows:

Maturity of Lease Liabilities	Operating lease
2023	$714,000
2024	717,600
2025	724,700
2026	242,800
Total lease payments	2,399,100
Less: imputed interest	(269,800)
Present value of lease payments	2,129,300

The Company maintained a month-to-month lease in Arlington, VA, until October 1, 2022, which was considered a short-term lease. The Company elected to exclude this lease from the determination of the right-of-use asset and lease liability, as permitted under ASC 842. The Company recognized the lease payments in profit or loss in the statement of operations on a straight-line basis over the term of the lease. The monthly rent expense prior to termination of the lease was $2,500 per month. For the year ended December 31, 2022, short-term lease expense was $22,500.

Annual rent expense for the facility lease agreement was $420,500 for the year ended December 31, 2021.

12.STOCKHOLDERS’ EQUITY

As of December 31, 2022 and 2021, the Company was authorized to issue 300,000,000 shares of common stock.

Common Stock—As of December 31, 2022 and 2021, the Company has a single class of common stock.

On July 2, 2021, the Company received net proceeds of $37,118,100 from a public offering, after deducting underwriting discounts and commissions of $2,424,900 and other offering expenses of $457,000 incurred. The Company issued and sold 266,667 shares of common stock in the public offering at a price of $150.00 per share.

Below is a table that outlines the initial value of issuances allocated to common stock and common stock discount amortization, during the year ended December 31:

	2022	2021
Common Stock
Balance at January 1,	$48,264,300	$11,975,400
Common stock issuance from public offering, net of underwriting discounts and commissions and other offering expenses	—	37,118,100
Common stock public offering discount	—	(1,051,200)
Common stock initial public offering discount amortization	100,000	100,000
Common stock public offering discount amortization	244,800	122,000
Balance at December 31,	$48,609,100	$48,264,300

Representative's Warrants— In connection with the IPO on October 15, 2020, the Company granted the underwriters warrants (the “Underwriters’ Warrants”) to purchase an aggregate of 2,083 shares of common stock at an exercise price of $450.00 per share, which is 125% of the IPO price. The Underwriters’ Warrants have a five-year term and were not exercisable prior to April 13, 2021. All of the Underwriters’ Warrants were outstanding and exercisable as of December 31, 2022 and 2021.

In connection with the public offering on July 2, 2021, the Company granted the underwriters warrants to purchase an aggregate of 13,333 shares of common stock at an exercise price of $187.50 per share, which is 125% of the IPO price. The Underwriters’ Warrants have a five-year term and were not exercisable prior to January 2, 2022. All of the Underwriters’ Warrants were outstanding as of December 31, 2022 and 2021. The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions on July 2, 2021:

Risk-free interest rate	0.40%
Expected volatility	98.27%
Expected life (years)	2.75
Expected dividend yield	0%

Standby Equity Purchase Agreement Financing— On October 13, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”). Pursuant to the SEPA, the Company has the right to sell to the Investor up to $5,000,000 (the “Commitment Amount”) of its shares of common stock, par value $0.001 per share (“Common Stock”), subject to increase by an additional $3,000,000 of Common Stock at the Company’s election (the “Commitment Increase”), at the Company’s request any time during the commitment period commencing on October 13, 2022 and terminating on the earliest of (i) the first day of the month following the 24-month anniversary of the SEPA or (ii) the date on which the Investor has paid for shares of Common Stock equal to the Commitment Amount.

The shares would be purchased at 95.0% of the Market Price (as defined in the agreement) and would be subject to certain limitations, including that the Investor could not purchase any shares that would result in it owning more than 9.99% of the outstanding Common Stock after such purchase (the "Ownership Limitation") or an aggregate of 19.9% of the outstanding Common Stock as of the date of the SEPA (the "Exchange Cap"). The Exchange Cap will not apply under certain circumstances, including to any sales of Common Stock under the SEPA that equal or exceed $9.33, representing the lower of (i) the closing price of the Common Stock as reflected on Nasdaq.com immediately preceding the date of the SEPA, or (ii) the average closing price of the Common Stock for the five trading days immediately preceding the date of the SEPA.

Pursuant to the SEPA, the Company also paid a subsidiary of the Investor, a structuring fee in the amount of $10,000 and issued to the Investor 20,111 shares of Common Stock as a commitment fee on October 13, 2022 (the “Commitment Shares”). The Company incurred a stock-based compensation expense of $193,665 related to this issuance. In the event of the Commitment Increase, the Company will issue to the Investor an additional number of shares of Common Stock determined by dividing $120,000 by the average of the daily VWAPs for the five trading days prior to the date of delivery by the Company of written notice of the Commitment Increase.

In connection with the SEPA agreement, on October 31, 2022, the Company entered into a letter agreement with an accredited investor (the “Investor”), pursuant to which the Company agreed to issue to the Investor 33,333 shares (the “Shares”) of the Company’s common stock in consideration of the Investor’s services to the Company in identifying investors. The Company issued the Shares to the Investor on October 31, 2022 and incurred a stock-based compensation expense of $298,000 related to this issuance. The Shares were issued in reliance upon the exemption from the registration requirements of the Securities Act, provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

Total compensation recognized in general and administrative expenses for the issuance of the Commitment Shares and the shares issued to the Investor totaled $491,665 during the year ended December 31, 2022.

13.STOCK-BASED COMPENSATION

2017 Stock Incentive Plan— Restricted Stock Units

In January 2017, the Board approved the adoption of the 2017 Plan. The 2017 Plan permitted the Company to grant up to 56,954 shares of the Company’s common stock awards, including incentive stock options; non-statutory stock options; and conditional share awards to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited, or expired are returned to the 2017 Plan and are available for grant in conjunction with the issuance of new common stock awards. RSUs vest over a specified amount of time or when certain performance metrics are achieved by the Company.

In the year ended December 31, 2021, the fair value of the shares of common stock underlying RSUs was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all RSUs outstanding under the 2017 Plan at:

	2022		2021
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of year, as restated	17,028	$374.40	31,542	$384.30
Granted	—	—	5,555	239.40
Vested, as restated	(433)	297.00	(13,130)	336.30
Cancelled and forfeited	(15,945)	382.50	(6,939)	383.70
Nonvested RSUs at December 31, as restated	650	$259.50	17,028	$374.40

Subsequent to the issuance of the December 31, 2021, consolidated financial statements, the Company identified an error related to the calculation of the number of vested shares of restricted stock units related to the Company’s 2017 Equity Incentive Plan. The Company used an incorrect number of vested shares of restricted stock units for the year ended December 31, 2021. Accordingly, the Company restated the number of vested shares of restricted stock units for the year ended December 31, 2021, from 1,260 shares to 13,130 shares, and the resulting total non-vested restricted stock units at December 31, 2021 from 28,899 shares to 17,028 shares. Additionally, the weighted average grant date fair value of vested shares for the year ended December 31, 2021, was restated from $195.30 per share to $336.30 per share, and the weighted average grant date fair value for total nonvested restricted stock units as of December 31, 2021, was restated from $364.80 per share to $374.40 per share. This change did not have any impact on our earnings per share calculations, nor did it have any impact on any previous disclosures related to potentially dilutive securities excluded from the computations of diluted weighted-average shares of common stock outstanding. The Company has evaluated the materiality of this error and concluded that it was not material to the December 31, 2021, consolidated financial statements.

Total stock compensation expense recognized from stock-based compensation awards classified as RSUs were recognized in the consolidated statements of operations for the years ended December 31, 2022 and 2021, as follows:

	Year Ended
	December 31,
	2022	2021
Research and development	$38,900	$2,070,600
General and administrative	22,200	1,053,900
Total	$61,100	$3,124,500

On August 20, 2020, the Board effected certain RSU grant modifications, which resulted in $598,900 and $1,286,800 of stock compensation expense allocable to research and development and general and administrative, respectively, during the year ended December 31, 2021. Included in those amounts were incremental compensation costs of $52,500 and $115,200 of stock compensation expense allocable to research and development and general and administrative, respectively, during the year ended December 31, 2021. There was no effect from RSU modifications during the year ended December 31, 2022.

2017 Stock Incentive Plan— Stock Options

There were no stock option grants from the 2017 Plan during the year ended December 31, 2022. The Black-Scholes option-pricing model was used to estimate the fair value of stock options with the following weighted-average assumptions granted during the year ended December 31, 2021:

December 31,
2021
Risk-free interest rate	1.09%
Expected volatility	83.34%
Expected life (years)	6.22
Expected dividend yield	0%

The following table summarizes the activity for all stock options outstanding at December 31 under the 2017 Plan:

	2022		2021
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of year, as restated	12,697	$257.10	16,324	$300.90
Granted	—	—	4,901	254.10
Exercised	—	—	(630)	199.20
Cancelled and forfeited	(1,411)	277.50	(7,898)	350.40
Balance at December 31:	11,286	$254.40	12,697	$257.10
Options exercisable at December 31, as restated	11,218	$256.20	12,418	$254.70
Weighted average grant date fair value for options granted during the year:		$—		$254.10

The intrinsic value of the options exercised during the year ended December 31, 2021 was $33,000. In addition, the weighted average remaining contractual life for the options is 4.93 years and 5.45 years as of December 31, 2022 and 2021, respectively. The options have no intrinsic value as of December 31, 2022 or 2021, respectively.

Total stock compensation expense recognized from stock-based compensation awards classified as stock options were recognized in the consolidated statements of operations for the years ended December 31, 2022 and 2021, as follows:

	Year Ended
	December 31,
	2022	2021
Research and development	$65,000	$176,600
General and administrative	30,000	274,600
Total	$95,000	$451,200

On August 20, 2020, the Board effected certain stock option grant modifications which resulted in $34,900 stock compensation expense allocable to general and administrative for the year ended December 31, 2021. Included in that amount were $16,000 incremental compensation costs resulting from the modifications for the year ended December 31, 2021. There were no effects from stock option modifications during the year ended December 31, 2022.

As of December 31, 2022, total unrecognized stock compensation expense is $4,700, related to unvested stock options to be recognized over the remaining weighted-average vesting period of 0.29 years.

2021 Stock Incentive Plan—Restricted Stock Units

In June 2021, the Company’s board of directors approved the adoption of the 2021 Plan. The 2021 Plan permits the Company to grant up to 40,576 shares of the Company’s common stock awards, including incentive stock options; non-

statutory stock options; and conditional share awards to employees, directors, and consultants of the Company. All granted shares that are canceled, forfeited, or expired are returned to the 2021 Plan and are available for grant in conjunction with the issuance of new common stock awards. RSUs vest over a specified amount of time or when certain performance metrics are achieved by the Company.

In years ended December 31, 2022 and 2021, the fair value of the shares of common stock underlying RSUs was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all RSUs outstanding under the 2021 Plan at:

	2022		2021
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of year, as restated	2,068	$165.60	—	$—
Granted	24,610	12.30	3,420	156.00
Vested	(25,241)	33.00	(1,263)	142.50
Cancelled and forfeited	(753)	206.40	(89)	126.60
Nonvested RSUs at December 31, as restated	684	$4.44	2,068	$165.60

Total stock compensation expense recognized from stock-based compensation awards classified as RSUs were recognized in the consolidated statements of operations for years ended December 31, 2022 and 2021, as follows:

	Year Ended
	December 31,
	2022	2021
Research and development	$56,300	$34,300
General and administrative	302,200	152,900
Total	$358,500	$187,200

2021 Stock Incentive Plan — Stock Options

The Black-Scholes option-pricing model was used to estimate the fair value of stock options with the following weighted average assumptions for the year ended December 31:

2022
Risk-free interest rate	2.99%
Expected volatility	119.55%
Expected life (years)	5.1
Expected dividend yield	0%

In the year ended December 31, 2022, the fair value of the common shares underlying the stock options was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all stock options outstanding at December 31, 2022 under the 2021 Plan:

	2022
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of year	—	$—
Granted	24,480	12.90
Exercised	—	—
Cancelled and forfeited	(3,060)	—
Balance at December 31	21,420	$12.90
Options exercisable at December 31:	21,420	$12.90
Weighted average grant date fair value for options granted during the year:		$10.80

In addition, the stock options had weighted average remaining contractual life of 5.43 years. The stock-based compensation expense related to stock options was $230,835 during the year ended December 31, 2022. All of the stock-based compensation expense was allocated to general and administrative expense in the consolidated statement of operations.

As of December 31, 2022, there is no unrecognized stock compensation expense as all the stock options are vested as of December 31, 2022. The options have no intrinsic value as of December 31, 2022.

14.	INCOME TAXES

For the years ended December 31, 2022 and 2021, the Company recognized no provision or benefit from income taxes.

The following is a reconciliation of the effective income tax rate to the statutory federal income tax rate for the years ended December 31, 2022 and 2021.

	2022	2021
Federal income tax at statutory rates	21%	21%
Federal income tax rate reduction
Change in valuation allowance	(21)	(21)
Effective income tax rate	—%	—%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. The Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets as of December 31, 2022 and 2021 due to the significant uncertainty about the realization of the deferred tax asset until the Company can operate profitably.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows as of December 31:

	2022	2021
Deferred tax assets (liabilities):
Net operating loss carryforward	12,668,900	8,135,900
Stock compensation expense	3,371,900	4,169,200
Research and development tax credit	874,400	874,400
Sec. 174 R&E	2,293,000	-
Property and equipment	105,800	-
Intangible assets	88,500	95,300
Lease liability	428,400	-
Accruals	158,500	-
Total gross deferred tax assets	19,989,400	13,274,800
Valuation allowance	(19,563,500)	(13,274,100)
Property and equipment	-	(700)
Right-of-use assets	(425,900)	-
Net deferred tax assets (liabilities)	-	-

As of December 31, 2022 and 2021, the Company has U.S. net operating loss ("NOL") carryforwards of $60,328,168 and $38,742,400, respectively. The majority of these NOLs do not expire. The NOL carryforwards may be subject to annual limitations due to "change in ownership" provisions of Internal Revenue Code Section 382 ("Section 382") that can be triggered due to future ownership changes. Additionally, the NOL loss carryforwards are subject to examination and adjustments by the Internal Revenue Service until the statute of limitations closes on the year in which the NOL is utilized. Under Section 382, a corporation that undergoes an “ownership change” is subject to an annual limitation on its ability to utilize its pre-change NOL, tax credits or other tax attributes to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own greater than 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. The Company recently performed a Section 382 study through December 31, 2021 to determine whether any of our existing NOLs, tax credits, or other tax attributes would be subject to such limitation. The Company determined, based on that study, that it underwent an “ownership change” during the years ended December 31, 2021 and 2020. The Company believes that the annual limitation will not result in the expiration of any NOLs prior to utilization. However, the annual limitation would result in the expiration of a portion of the research and development tax credit as of December 31, 2021. The Company did not undergo a Section 382 study for the year ended December 31, 2022.

15.SUBSEQUENT EVENTS

Note Purchase Agreement

On January 20, 2023 (the “Issuance Date”), the Company entered into a note purchase agreement (the “Agreement”) with an accredited investor (the “Investor”) and pursuant to the Agreement issued a 25% Senior Secured Convertible Promissory Note (the “Note”) to the Investor. The Note has a principal amount of $2,000,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on January 20, 2024 (the “Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The Note is convertible into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $10.50 per share (the “Conversion Price”), subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”) and a share cap of 136,015 shares (the “Share Cap”), representing 19.9% of the total issued and outstanding shares of Common Stock as of January 20, 2023, in the event that the Conversion Price is lower than $6.22 per share, representing the lower of the closing price immediately preceding the Issuance Date or the average closing price of the Common Stock for the five trading days immediately preceding the Issuance Date.

In connection with the note purchase agreement entered into by the Company on January 20, 2023, the Company, issued a 25% Senior Secured Convertible Promissory Note (the “Note”) to the Investor (as defined in the Agreement) on February 21, 2023. The Note has a principal amount of $2,000,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on February 21, 2024 (the “Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The Note is convertible into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $7.50 per share (the “Conversion Price”), subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”) and a share cap of 192,385 shares (the “Share Cap”), representing 19.9% of the total issued and outstanding shares of Common Stock as of February 21, 2023, in the event that the Conversion Price is lower than $4.62 per share, representing the lower of the closing price immediately preceding the Issuance Date or the average closing price of the Common Stock for the five trading days immediately preceding the Issuance Date.

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

Exchange Agreement

On March 28, 2023, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the holder of promissory notes of the Company (the “Holder”) pursuant to which the Holder agreed to exchange aggregate principal amount of $8 million of the Company’s 25% Senior Secured Convertible Promissory Notes (the “Exchange Notes”) for 8,000 shares of Series C Convertible Voting Preferred Stock (the “Series C Stock”).

In addition, on March 28, 2023, the Company pursuant to the previously disclosed note purchase agreement dated January 20, 2023 (the “Agreement”) issued a 25% Senior Secured Convertible Promissory Note (the “Note”) to the Holder. The Note has a principal amount of $2,000,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on March 28, 2024 (the “Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The Note is convertible into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $6.50 per share (the “Conversion Price”), subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”) and a share cap of 195,751 shares (the “Share Cap”), representing 19.9% of the total issued and outstanding shares of Common Stock as of March 28, 2023, in the event that the Conversion Price is lower than $3.84 per share, representing the lower of the closing price immediately preceding the Issuance Date or the average closing price of the Common Stock for the five trading days immediately preceding the Issuance Date.

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

Reverse Stock Split

As previously disclosed, the Company held a special meeting of stockholders on March 7, 2023 (the “Meeting”). At the Meeting, the Company’s stockholders approved a proposal to amend the Company’s Certificate of Incorporation to effect a reverse split of the Company’s outstanding shares of common stock, par value $0.001, within a range of one-for-two (1-for-2) to a maximum of a one-for-thirty (1-for-30) split, with the exact ratio to be determined by the Company’s board of directors in its sole discretion.

Following the Meeting, the board of directors approved a one-for-thirty (1-for-30) reverse split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). On March 10, 2023, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation (the “Certificate of Amendment”) to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 4:01 p.m. Eastern Time on March 10, 2023, and the Company’s common stock is expected to begin trading on a split-adjusted basis when the Nasdaq Stock Market opens on March 13, 2023.

When the Reverse Stock Split became effective, every 30 shares of the Company’s issued and outstanding common stock were automatically combined, converted and changed into 1 share of the Company’s common stock, without any change in the number of authorized shares or the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, restricted stock units and warrants to purchase shares of common stock and the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. Any fraction of a share of common stock that was created as a result of the Reverse Stock Split was rounded up to the next whole share. Holders of the Company’s common stock held in book-entry form or through a bank, broker or other nominee did not need to take any action in connection with the Reverse Stock Split. Stockholders of record received information from the Company’s transfer agent regarding their common stock ownership post-Reverse Stock Split.

The Company’s common stock will continue to trade on the Nasdaq Stock Market LLC under the existing symbol “KRBP”, but the security has been assigned a new CUSIP number (497634204).

NASDAQ Letter

On March 14, 2023, the Company received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company did not maintain a minimum bid price of at least $1.00 for a minimum of ten (10) consecutive business days before the end of the Nasdaq grace period and, therefore, did not regain compliance with Listing Rule 5550(a)(2) by March 13, 2023, as required.

As a result of the foregoing, the Staff informed the Company that its common stock would be subject to delisting from The Nasdaq Capital Market on March 23, 2023, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). Accordingly, the Company intends to timely request a hearing before the Panel, which request will stay any delisting action by Nasdaq at least pending the issuance of the Panel’s decision following the hearing and the expiration of any additional extension period granted by the Panel following the hearing. At the hearing, the Company will present its plan to evidence compliance with the minimum bid price requirement as well as present its plan to comply with Nasdaq’s $2,500,000 minimum stockholders’ equity requirement for continued listing as set forth in Listing Rule 5550(b)(1). In that regard, the stockholders’ equity issue would serve as a separate basis for delisting.

Pursuant to the Nasdaq Listing Rules, the Panel has the discretion to grant the Company an additional extension period not to exceed September 11, 2023. Notwithstanding, there can be no assurance that the Panel will grant the Company an additional extension period or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

On March 28, 2023, the Company was notified by Nasdaq that compliance with the bid price deficiency has been cured and now the Company complies with Listing Rule 5550(a)(2). However, the Company remains out of compliance with respect to the stockholders’ equity requirement set forth in Listing Rule 5550(b)(1).