Form 10-K/A
period 2022-12-31
Kiromic Biopharma, Inc.
filed 2023-04-28
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 25, 2023, there were 979,243 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: Whitley Penn LLP Auditor Location: Houston, TX Auditor Form ID: 726

EXPLANATORY NOTE

Kiromic BioPharma, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on April 17, 2023 (the “Original Filing”), to include the information required by Part III of Form 10-K. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2023 Annual Meeting of Shareholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Kiromic BioPharma, Inc.

Annual Report on Form 10-K/A

Year Ended December 31, 2022

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of the current Board of Directors of the Company, our executive officers and the principal offices and positions held by each person.

Name	Age	Position(s)
Pietro Bersani	55	Chief Executive Officer and Principal Financial Officer
Michael Nagel	61	Board Chairman and Independent Director
Americo Cicchetti	55	Independent Director

Pietro Bersani, CPA.  Mr. Bersani has served as our interim Chief Executive Officer from January of 2022 to May 2022, was appointed Chief Executive Officer effective May 10, 2022 and served as a member of our Board since June 2020. From April 2020 to January 2022, Mr. Bersani was a Partner with B2B CFO Partners, LLC, which provides strategic management advisory services to owners of privately held companies. From November 2019 to March 2020, he served as the President, and Chief Executive Officer of K.P. Diamond Eagle, Inc., a consulting firm specialized in development of innovative commercial and private aviation business models. He served as a Senior Director within Alvarez & Marsal’s Private Equity Performance Improvement Practice, LLP between August 2018 and October 2019. From October 2016 to July 2018, he served as President and Chief Executive Officer of K.P. Diamond Eagle, Inc. Prior to those professional experiences, Mr. Bersani served as the Chief Financial Officer of Fuel Systems Solutions, Inc. between April 2011 and October 2016. Mr. Bersani is a Certified Public Accountant and is also a Certified Public Auditor and a Chartered Certified Accountant in Italy where he developed a significant knowledge of US GAAP and IFRS. Mr. Bersani earned a BA and MA in Business Economics from L. Bocconi University, Italy.

We believe Mr. Bersani is qualified to serve as a member of our Board because of his strong record of leadership as an executive officer and his financial background.

Michael Nagel. Mr. Nagel has served on our board of directors since June 2020. He has over 30 years of sales and marketing experience in the medical device industry. Since 2012, Mr. Nagel has served as the President and CEO of Vomaris Innovations, Inc, which specializes in wireless microcurrent-generating technologies that are focused on regeneration, healing, and recovery. Previously, Mr. Nagel served as the Chief Commercial Officer of Neomend, a biomaterial company that developed ProGel, a PMA approved surgical sealant for lung surgery. From 1997 to 2005, Mr. Nagel also served as Co-Founder and Vice President of Worldwide Sales and Marketing at Vascular Solutions (VASC).

In addition to Mr. Nagel’s executive experience, he also serves as a director for Franklin Mountain Medical, LLC an early stage company in the structural heart market. Mr. Nagel holds both a B.A. in Business and a M.B.A. from the University of St. Thomas. Mr. Nagel was selected to serve on the board of directors due to his industry experience.

We believe Mr. Nagel’s qualifications to serve on our board include his industry knowledge and sales and marketing experience.

Americo Cicchetti, PhD. Dr. Cicchetti has served as a member of our board of directors since March 2020. Dr. Cicchetti has served as a Professor of Management at Università Cattolica del Sacro Cuore, Faculty of Economics, Rome since 2006. He is also currently the Director of the Graduate School of Health Economics and Management at Università Cattolica del Sacro Cuore.

In addition to his academic experience, Dr. Cicchetti was a member of the Price and Reimbursement Committee of the Italian National Drug Agency from 2009-2015. He is a member of the European Network of Health Technology Assessment; Member of the Innovation Steering Group of the National HTA Program for Medical Devices (Ministry of Health, Italy); and Member of the National Immunization Technical Advisory Group at the Ministry of Health, Italy since 2019.

He is a member of the European Network of Health Technology Assessment; Member of the Innovation Steering Group of the National HTA Program for Medical Devices (Ministry of Health, Italy); Member of the National Immunization Technical Advisory Group at the Ministry of Health, Italy since 2019; Member of the Health and Research Commission of the Rome Foundation since 2007; and a Member of the Board of Directors of the Health and Research Foundation since 2017.

Furthermore, Dr. Cicchetti has served as the Chief Executive Officer and a Director for Molipharma S.R.L. since January 2020, whose core business is the research and development of new drugs and diagnostics aimed at predicting, detecting and treating female oncological diseases. He has also served as an independent board member for Foundation Health and Research, and Leonida SICAF, a fixed capital investment company. He obtained his PhD in Management from University of Bologna, and his B.A. from University of Rome. Dr. Cicchetti was selected to serve on the board due to his industry experience.

We believe Dr. Cicchetti’s qualifications to serve on our board include his extensive medical knowledge and experience in the pharmaceutical industry.

Family Relationships

There are no family relationships among any of our officers or directors.

Corporate Governance

Governance Structure

Our bylaws and governance principles provide the Board with the flexibility to combine or separate the positions of Chairman and Chief Executive Officer. Michael Nagel currently serves as the Chairman of our Board. Our Board believes that the separation of these positions strengthens the independence of our Board and allows us to have a Chairman focused on the leadership of the Board while allowing our Chief Executive Officer to focus more of his time and energy on managing our operations. The Board currently believes this structure works well to meet the leadership needs of the Board and of the Company. Mr. Pietro Bersani, our Chief Executive Officer, has comprehensive industry expertise and is able to devote substantial time to the Company, and Mr. Nagel, our Chairman, is able to focus on longer term and strategic matters, and to provide related leadership to the Board. As a result, we do not currently intend to combine these positions; however a change in this leadership structure could be made if the Board determines it is in the best long-term interests of stockholders. For example, if the two roles were to be combined, we believe that the independence of the majority of our directors, and the three fully independent Board committees, would provide effective oversight of our management and the Company.

The Board’s Role in Risk Oversight

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The Board believes that establishing the right “tone at the top” and that full and open communication between executive management and the Board are essential for effective risk management and oversight. Our CEO communicates frequently with members of the Board to discuss strategy and challenges facing our company. Senior management usually attends our regular quarterly Board meetings and is available to address any questions or concerns raised by the Board on risk management-related and any other matters. Each quarter, the Board receives presentations from senior management on matters involving our key areas of operations.

Director Independence

Our Board has determined that a majority of the Board consists of members who are currently “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). The Board considers Americo Cicchetti and Michael Nagel to be “independent.” Pietro Bersani, our Chief Executive Officer is not considered to be “independent” as defined by Nasdaq Listing Rule 5605(a)(2).

Committees of the Board of Directors

Our Board has established standing Audit, Compensation and Corporate Governance/Nominating Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. All committees operate under a written charter adopted by our Board, each of which is available on our Internet website at https://ir.kiromic.com.

Audit Committee

The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent registered public accountants, (ii) appointing, replacing and discharging the independent registered public accounting firm, (iii) pre-approving the professional services provided by the independent registered public accounting firm, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent registered public accounting firm, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent registered public accounting firm. The Audit Committee also prepares the Audit Committee report that is required pursuant to the rules of the SEC.

The Audit Committee currently consists of Michael Nagel and Americo Cicchetti. We believe that each of Michael Nagel and Americo Cicchetti is “independent” as that term is defined under applicable SEC and Nasdaq rules. Michael Nagel is our Audit Committee Chair. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The charter is available on our website at https://ir.kiromic.com.

Compensation Committee

The Compensation Committee has responsibility for assisting the board of directors in, among other things, (i) evaluating and making recommendations regarding the compensation of the executive officers and directors of our company, (ii) assuring that the executive officers are compensated effectively in a manner consistent with our stated compensation strategy, (iii) producing an annual report on executive compensation in accordance with the rules and regulations promulgated by the SEC, (iv) periodically evaluating the terms and administration of our incentive plans and benefit programs and (v) monitoring of compliance with the legal prohibition on loans to our directors and executive officers.

The Compensation Committee currently consists of Michael Nagel and Americo Cicchetti. We believe that all of the members are “independent” under the current listing standards of Nasdaq. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee which is available on our website at https://ir.kiromic.com.

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee has responsibility for assisting the board of directors in, among other things, (i) effecting board organization, membership and function including identifying qualified board nominees, (ii) effecting the organization, membership and function of board committees including composition and recommendation of qualified candidates, (iii) establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers, (iv) development and evaluation of criteria for board membership such as overall qualifications, term limits, age limits and independence and (v) oversight of compliance with the Corporate Governance Guidelines. The Corporate Governance/Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors. Potential nominees are identified by the board of directors based on the criteria, skills and qualifications that have been recognized by the Corporate Governance/Nominating Committee. While our nomination and corporate governance policy does not prescribe specific diversity standards, the Corporate Governance/Nominating Committee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, differences in viewpoints and skills, and personal qualities that will result in a well-rounded board of directors.

The Corporate Governance/Nominating Committee currently consists of Michael Nagel and Americo Cicchetti. We believe that all of the members are “independent” under the current listing standards of Nasdaq. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee which is available on our website at https://ir.kiromic.com.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics to ensure that our business is conducted in a consistently legal and ethical manner. All of our employees, including our executive officers and directors, are required to comply with our Code of Business Conduct and Ethics.

The full text of the Code of Business Conduct and Ethics is posted on our website at https:// ir.kiromic.com/. Any waiver of the Code of Business Conduct and Ethics for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Business Conduct and Ethics, or waivers from our Code of Business Conduct and Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Business Conduct and Ethics for our other executive officers and our directors on our website. A copy of our Code of Business Conduct and Ethics will also be provided free of charge upon request to: Secretary, Kiromic BioPharma, Inc. 7707 Fannin Street, Suite 140, Houston, TX 77054.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table contains compensation information for our Chief Executive Officer and certain other executives who were the most highly compensated executive officers for the years ended December 31:

				Equity
				incentive
				plan
Name & Principal Position	Year	Salary	Bonus	grants	Total
Pietro Bersani, Chief Executive Officer and Principal Financial Officer	2022	$496,763	$50,000	$150,723	$697,486
Dan Clark, Chief Financial Officer*	2022	$304,652	$25,000	$—	$329,652
Pietro Bersani, Director	2021	$167,756	$—	$—	$167,756
Dan Clark, Chief Financial Officer*	2021	$177,793	$—	$—	$177,793

* This employee resigned during 2022

Employment Agreements

On January 27, 2022, we entered into an Executive Employment Agreement (the “Bersani Agreement”) with Pietro Bersani, our Chief Executive Officer. The term of the Bersani Agreement commenced on January 27, 2022 and will continue for a one year term which may be mutually extended which has occurred. Pursuant to the Bersani Agreement, Mr. Bersani’s current base compensation is $550,000 per year. Mr. Bersani is eligible to receive a performance-based cash bonus of up to 50% of the Base Salary to be determined by the Board in its good faith discretion based on the achievement of metrics or goals approved by the Board’s Compensation Committee. If Mr. Bersani’s employment is terminated by us for cause or as a result of Mr. Bersani’s death or permanent disability, or if Mr. Bersani terminates the Bersani Agreement voluntarily without Good Reason (as defined in the Bersani Agreement), Mr. Bersani will be entitled to receive a lump sum equal to any portion of unpaid base compensation then due for periods prior to termination and all unvested RSUs and stock options will vest on the termination date and the time for Mr. Bersani to exercise all options granted and vested shall be equal to the term of the option. If Mr. Bersani’s employment is terminated by us without cause or by Mr. Bersani for Good Reason, Mr. Bersani will be entitled to receive (provided that Mr. Bersani executes a written release with respect to certain matters) (i) a severance payment equal to his base compensation for 4 months from the date of termination, (ii) and reimburse Mr. Bersani’s payment of COBRA premiums for the shorter of 18 months from the date of termination or until Mr. Bersani obtains reasonably comparable coverage, (iii) all unvested stock options, restricted stock units and other stock-based awards granted to Mr. Bersani in connection with his employment, including the RSUs, shall become immediately vested and exercisable (if applicable) and with respect to restricted stock units and similar awards shall be settled within 30 days after the termination date and (iv) Mr. Bersani shall be entitled to receive his annual bonus for the year of termination as determined by the Board.

On May 10, 2022, the board of directors (the “Board”) of Kiromic BioPharma, Inc. (the “Company”) appointed Pietro Bersani to the role of Chief Executive Officer, effective immediately. Mr. Bersani has served as the Company’s Interim Chief Executive Officer since January 27, 2022.

In connection with Mr. Bersani’s appointment as the Company’s Chief Executive Officer, the Company entered into an amendment, dated May 10, 2022 (the “Bersani Amendment”), to that certain Executive Employment Agreement, dated January 27, 2022 between the Company and Mr. Bersani (the “Bersani Employment Agreement”). The Bersani Amendment amends the Bersani Employment Agreement to reflect that (a) Mr. Bersani will serve as the Chief Executive Officer of the Company, and (b) Mr. Bersani is entitled to receive twelve (12) months of severance in the event that the Bersani Employment Agreement is terminated by Mr. Bersani for Good Reason (as defined in the Bersani Employment Agreement) or by the Company for any reason.

Outstanding Equity Awards as of December 31, 2022

	Number of Securities				Number of Securities
	Underlying Unexercised Options		Option	Option	Underlying RSU Grants		RSU
	Exercisable	Unexercisable	Exercise Price	Expiration Date	Vested	Unvested	Expiration Date
Pietro Bersani, Chief Executive Officer and Principal Financial Officer	176	—	426.30	8/20/2030	21,277	—	8/10/2032

Director Compensation

During year ended December 31, 2022, our non-employee directors received the following compensation for their services on the Board and its committees:

	Cash Fees	Option Awards	Total
Americo Cicchetti	$53,750	$134,211	$187,961
Michael Nagel	$79,000	$135,198	$214,198
Frank Tirelli*	$39,794	$78,948	$118,742
Karen Reeves*	$33,500	$59,211	$92,711

* These directors resigned during 2022

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2022.

	Equity Compensation Plans
	Number of securities
	to be issued upon	Weighted average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding	remaining available
	warrants and rights	options	for future issuance
Equity compensation plans approved by security holders - 2017 Plan	11,286	256.20	484
Equity compensation plans approved by security holders - 2021 Plan	21,420	12.90	10,710
Equity compensation plans not approved by security holders	—	—	—
Total	32,706	—	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of April 25, 2023 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of April 25, 2023, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 979,243 shares of common stock outstanding on April 25, 2023. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of April 25, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Kiromic BioPharma, Inc., 7707 Fannin Street, Suite 140, Houston, TX 77008.

		Shares of	Shares of common
		common stock	stock
		issuable upon	issuable upon	Percentage of
	Number of Shares	exercise of	vesting of	Common Stock
Beneficial Owner	Beneficially Owned	stock options	restricted stock units	Beneficially Owned
Directors and Executive Officers
Pietro Bersani	21,453	176	—	2.19%
Americo Cicchetti	6,296	176	4,590	*
Michael Nagel	6,296	132	6,120	*
All current directors and executive officers as a group (3 persons)	34,044	—	—	3.48%
5% Stockholders
Cede & Co	318,375	—	—	32.51%
Empery Asset Management, LP	179,653	—	—	9.99%
Sabby Volatility Warrant Master Fund, Ltd	60,762	—	—	6.20%
Ya II PN, Ltd	56,366	—	—	5.76%

* Represents ownership of less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following is a description of transactions or series of transactions since January 1, 2021 or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know hold more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

	Year Ended
	December 31,
	2022	2021
Audit Fees (1)	$656,008	$1,339,799
Audit-Related Fees (2)	312,998	322,613
Tax Fees (2)	103,530	123,500
All Other Fees (2)	254,307	—
Total	$1,326,843	$1,785,912

(1) Includes professional services fees performed by Deloitte for $563,160 for and by Whitley Penn for $92,848
(2) All fees for professional services performed by Deloitte

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

The fees for professional services rendered in connection with the audit of the Company’s annual financial statements, for the review of the financial statements included in the Company’s interim reports and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including issuance of comfort letters. On April 29, 2022, the Company and Whitley Penn executed an engagement letter formally engaging Whitley Penn as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022, and Deloitte became the predecessor auditor.

Audit-Related Fees

The fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

The fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

The fees for products and services provided, other than for the services reported under the headings “Audit Fees,” “Audit Related Fees” and “Tax Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3) Exhibits:

See item 15(b) below.

(b)	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Fourth Amended and Restated Certificate of Incorporation of Kiromic BioPharma, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 21, 2020)
3.2	Second Amended and Restated Bylaws of Kiromic BioPharma, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed on October 6, 2020)
3.3

Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Voting Preferred Stock dated March 28, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on March 31, 2023)

3.4	Second Amended and Restated Bylaws of Kiromic BioPharma, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1/A filed on October 6, 2020)
4.1*	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on April 8, 2022)
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

21.1**	List of Subsidiaries
23.1**	Consent of Whitley Penn LLP, independent registered public accounting firm

23.2**	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1**	Power of Attorney (included on signature page)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS@	Inline XBRL Instance Document
101.SCH@	Inline XBRL Taxonomy Extension Schema Document
101.CAL@	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF@	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB@	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*@	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within Exhibit 101
*	Filed herewith
†	Executive Compensation Plan or Agreement
#	Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

**   Previously filed.

@  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 28, 2023	KIROMIC BIOPHARMA, INC.

	By:	/s/ Pietro Bersani
Name: Pietro Bersani
Title: Chief Executive Officer and Principal
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PIETRO BERSANI	Chief Executive Officer and Principal
Pietro Bersani	Financial Officer	April 28, 2023

/S/ AMERICO CICCHETTI
Americo Cicchetti	Independent Director	April 28, 2023

/S/ MICHAEL NAGEL
Michael Nagel	Independent Director	April 28, 2023