Form 10-Q
period 2023-03-31
Kiromic Biopharma, Inc.
filed 2023-05-15
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39619

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

As of May 12, 2023, there were 979,243 shares of the registrant’s common stock outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$2,054,300	$645,200
Prepaid expenses and other current assets	1,462,400	1,043,700
Total current assets	3,516,700	1,688,900
Property and equipment, net	7,581,100	8,136,900
Operating lease right-of-use asset	1,985,800	2,117,300
Other assets	24,400	24,400
Total Assets	$13,108,000	$11,967,500

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Senior secured convertible promissory note, net	$9,588,800	$3,809,900
Accounts payable	8,151,800	7,308,100
Accrued expenses and other current liabilities	554,300	881,600
Interest payable	573,500	142,100
Note payable	394,100	557,200
Operating lease liability - short term	597,200	584,400
Total current liabilities	19,859,700	13,283,300
Subordinated convertible promissory note	—	2,914,000
Operating lease liability - long term	1,388,600	1,544,900
Total Liabilities	21,248,300	17,742,200

Commitments and contingencies (Note 10)
Stockholders’ Deficit:
Preferred Stock, $0.0001 par value: 60,000,000 shares authorized, of which 24,000,000 shares designated as Series A-1 Preferred Stock and 16,500,000 shares designated as Series B Preferred Stock; no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 979,243 and 648,384 shares issued and outstanding as of March 31, 2023 and December 31, 2022	979	648
Additional paid-in capital	99,106,521	96,172,152
Accumulated deficit	(107,247,800)	(101,947,500)
Total Stockholders’ Deficit	(8,140,300)	(5,774,700)

Total Liabilities and Stockholders’ Deficit	$13,108,000	$11,967,500

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses:
Research and development	$2,075,000	$2,925,800
General and administrative	2,702,400	4,439,200
Total operating expenses	4,777,400	7,365,000
Loss from operations	(4,777,400)	(7,365,000)
Other income (expense):
Interest expense	(444,000)	(2,800)
Debt issuance amortization	(78,900)	—
Total other income (expense)	(522,900)	(2,800)
Net loss	$(5,300,300)	$(7,367,800)
Net loss per share, basic and diluted	$(6.17)	$(14.39)
Weighted average common shares outstanding, basic and diluted	872,818	518,081

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock
	Number of		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2022	648,384	$648	$96,172,152	$(101,947,500)	$(5,774,700)
Common stock discount amortization	—	—	85,000	—	85,000
Warrants underlying common stock issuance	—	—	(85,000)	—	(85,000)
Released restricted stock units	1,773	2	(2)	—	(0)
Conversion of subordinated convertible notes into shares of common stock	329,086	329	2,913,671	—	2,914,000
Stock compensation expense	—	—	20,700	—	20,700
Net loss	—	—	—	(5,300,300)	(5,300,300)
Balance at March 31, 2023	979,243	$979	$99,106,521	$(107,247,800)	$(8,140,300)

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2021	516,284	$516	$94,535,784	$(67,216,500)	$27,319,800
Common stock discount amortization	—	—	85,100	—	85,100
Warrants underlying common stock issuance	—	—	(85,100)	—	(85,100)
Released restricted stock units	3,236	3	(3)	—	—
Stock compensation expense	—	—	80,100	—	80,100
Net loss	—	—	—	(7,367,800)	(7,367,800)
Balance at March 31, 2022	519,520	$519	$94,615,881	$(74,584,300)	$20,032,100

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,300,300)	$(7,367,800)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	555,800	182,800
Operating lease non-cash expense	131,500	150,400
Stock compensation expense	20,700	80,100
Amortization of debt issuance costs	78,900	—
Changes in operating assets and liabilities:
Accounts receivable	—	16,200
Prepaid expenses and other current assets	(418,700)	91,500
Accounts payable	843,700	(882,800)
Interest payable	431,400	—
Accrued expenses and other current liabilities	(327,300)	293,800
Deferred rent	—	5,500
Operating lease liability	(143,500)	(148,600)
Net cash used for operating activities	(4,127,800)	(7,578,900)
Cash flows from investing activities:
Purchases of property and equipment	—	(2,483,100)
Net cash used for investing activities	—	(2,483,100)
Cash flows from financing activities:
Proceeds from senior secured convertible note payable	6,000,000	—
Debt issuance costs	(300,000)	—
Repayments of note payable	(163,100)	(168,800)
Net cash provided by financing activities	5,536,900	(168,800)
Net change in cash and cash equivalents	1,409,100	(10,230,800)
Cash and cash equivalents:
Beginning of year	645,200	25,353,900
End of period	$2,054,300	$15,123,100

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use asset/lease liability recognized from ASC842 implementation	—	2,232,700
Conversion of subordinated convertible promissory note into common stock	$(2,914,000)	$—
Accruals for property and equipment purchases	$—	$971,100
Cash paid for interest on note payable	$12,700	$2,800

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION

Nature of Business

Kiromic BioPharma, Inc. and subsidiaries (the "Company") is a clinical stage fully integrated biotherapeutics company formed under the Texas Business Organizations Code in December 2012.

The Company is an artificial intelligence-driven, end-to-end CAR-T cell therapy company, developing the first multi-indication allogeneic CAR-T cell therapy, that exploits the natural potency of Gamma Delta T-cells (“GDTs”) to target solid cancers. The Company maintains offices in Houston, Texas. The Company has not generated any revenues to date.

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

We currently have three product candidates: 1) Deltacel: not-engineered gamma delta T cells, expanded and activated with proprietary technology; 2) Procel: gamma delta T cells engineered with a PD-1 switch receptor; 3) Isocel: gamma delta T cells engineered with an anti-Mesothelin isoform 2 Chimeric Antigen Receptor.

We have a total of five clinical programs to study our key product candidates:

1)	Deltacel-01: this phase 1 clinical trial will evaluate Deltacel in combination with low-dose radiation for patients with non-small cell lung cancer (NSCLC)
2)	Procel combination: this phase 1 clinical trial is expected to evaluate Procel in combination with low-dose radiation for patients with PD-L1 positive solid malignancies.
3)	Alexis-PRO-1: this phase 1 clinical trial is expected to evaluate Procel in patients with PD-L1 positive solid malignancies.
4)	Isocel combination: this phase 1 clinical trial is expected to evaluate Isocel in combination with low-dose radiation for patients with Mesothelin Isoform 2 positive solid malignancies.
5)	Alexis-ISO-1 this phase 1 clinical trial is expected to evaluate Isocel in patients with Mesothelin Isoform 2 positive solid malignancies.

In June 2021, the FDA noted deficiencies in the chemistry, manufacturing, and control (CMC) sections of Alexis-PRO-1 and Alexis-ISO-1 IND applications, consequently placing them on clinical hold. The Company is currently working on addressing the FDA’s comments. On July 13, 2021, the Company received the FDA’s formal clinical hold letters, which asked the Company to address key components regarding the chemical, manufacturing, and control components of the IND applications. Those components included tracing of all reagents used in manufacturing, flow chart of manufacturing processes, and certificate of analysis. The Company is currently working on addressing the FDA’s comments.

IND #1 will evaluate Deltacel GDTs in combination with low-dose radiation. We submitted the IND for the Deltacel trial on March 31, 2023. On April 28, 2023, the FDA has authorized Deltacel-01 IND application. We expect to begin the activation of clinical trial process in Q2 2023.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $4,127,800 for the three months ended March 31, 2023, and an accumulated deficit of $107,247,800 as of March 31, 2023. To date, the Company has relied on equity and debt financing to fund its operations. The Company’s product candidates are still in the early stages of development, and substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. The Company does not have sufficient cash on hand or available liquidity to meet its obligations through the twelve months following the date the condensed consolidated financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

Given its projected operating requirements and its existing cash and cash equivalents, management’s plans include evaluating different strategies to obtain the required funding of future operations. These plans may include, but are not limited to, obtaining funding from current or new investors. However, there can be no assurance that the Company will be able to secure financing, or if available, that it will be sufficient to meet its needs or on favorable terms. Therefore, the plans cannot be deemed probable of being implemented. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern. In the event the Company is unable to secure sufficient financing to allow it to meet its obligations as they become due, the Company may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information (Accounting Standards Codification ("ASC") 270, Interim Reporting) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a full presentation of financial position, results of operations, and cash flows in conformity with GAAP. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022. The results of operations for the period ended March 31, 2023 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2022 contains financial information taken from the audited Company consolidated financial statements as of that date.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations. No such interest or penalties were recognized during the three months ended March 31, 2023 or 2022.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in ASU 2016-13 affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. On October 16, 2019, the FASB has changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2023. The Company has evaluated the potential impact of this standard on its financial position, results of operations, and cash flows, and determined that it is immaterial to the financial statements as of March 31, 2023.

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

	Three Months Ended
	March 31,
	2023	2022
Net loss	$(5,300,300)	$(7,367,800)
Less: Initial Public Offering Common Stock discount amortization	(24,600)	(24,700)
Less: Public Offering Common Stock discount amortization	(60,400)	(60,400)
Net loss attributable to common shareholders	$(5,385,300)	$(7,452,900)
Weighted average common shares outstanding, basic and diluted	872,818	518,081
Net loss per common share, basic and diluted	$(6.17)	$(14.39)

For the three months ended March 31, 2023 and 2022, there were 633 and 0 restricted stock units that were potentially dilutive securities excluded from the computations of diluted weighted-average shares of common stock.

In addition, while not considered potentially dilutive securities under the treasury stock method, there were 18,414 vested and outstanding restricted stock units that had not been released to grantees as of March 31, 2023 which were not included in calculation of weighted average common shares outstanding, basic and diluted. The Company plans to release these shares to the grantees before the end of the year. Since there is a possibility that any portion of those shares could be sold as part of the release, the shares will be released in compliance with the Company’s insider trading policy when there is an open trading window and grantees are not in possession of any material non-public information.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of March 31, 2023 and December 31, 2022:

	2023	2022
Equipment	$3,041,900	$3,041,900
Leasehold improvements	7,298,500	7,298,500
Office furniture, fixtures, and equipment	137,300	137,300
Software	359,500	359,500
	10,837,200	10,837,200
Less: Accumulated depreciation	(3,256,100)	(2,700,300)
Total	$7,581,100	$8,136,900

Depreciation expense was $555,800 and $182,800 for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense is allocated between research and development and general and administrative operating expenses on the condensed consolidated statements of operations.

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of March 31, 2023 and December 31, 2022:

	2023	2022
Accrued compensation	$491,300	668,700
Accrued consulting and outside services	63,000	212,900
Total	$554,300	$881,600

6.NOTE PAYABLE

In November 2022, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $610,700 with an annual interest rate of 8.49%, to be paid over a period of eleven months. As of March 31, 2023 and December 31, 2022, the remaining payable balance on the financed amount was $394,100 and $557,200, respectively.

7.COMMITMENTS AND CONTINGENCIES

License Agreements—The Company has entered into a number of licensing arrangements for various intellectual property and licensed patent rights for technologies being developed for commercial sale. As part of these arrangements, the Company is subject to contingent milestone payments in accordance with agreed-upon development objectives, as well as future royalty payments on product sales of the underlying assets. As of March 31, 2023 and December 31, 2022, the Company has not incurred any milestone or royalty liabilities related to these license agreements.

Legal Proceedings— On March 22, 2021, Jason Terrell (“Terrell”), a former consultant and former director of the Company, commenced an action against us in the Court of Chancery of the State of Delaware, C.A. No. 2021-0248-MTZ (the “Action”). In the Action, Terrell seeks a declaratory judgment that the Company is obligated to issue him (i) options to purchase 16,667 shares of common stock at a price of $5.10 per share pursuant to an alleged 2014 consulting agreement, and (ii) options to purchase an additional 16,667 shares of common stock at a price of $5.10 per share pursuant to an alleged January 2017 non-employee director options agreement. In his complaint, Terrell also claimed that, pursuant to the operative certificate of incorporation, he is entitled to indemnification from us for attorneys’ fees and costs he incurs in connection with the Action because the Action arises in connection with his position as a former director.

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

Oral argument on Terrell’s appeal was held before the Delaware Supreme Court on February 8, 2023.  On May 4, 2023, the Delaware Supreme Court issued a written opinion (the “Opinion”) reversing the Vice Chancellor’s order of dismissal and remanding to Chancery Court for further proceedings consistent with the Opinion.  In its Opinion, the Delaware Supreme Court affirmed several of the Chancery Court’s legal determinations on the motion to dismiss, but concluded that Chancery Court itself should independently review the Compensation Committee’s determinations under Delaware law.

The parties are awaiting guidance from the Chancery Court regarding further briefing and/or argument on our motion to dismiss.

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

There was also a related subordinated convertible promissory note totaling $2,914,000 on the balance sheet at December 31, 2022, which Empery held $1,502,700 and Sabby held $1,411,300. During the three months ended March 31,2023, Empery and Sabby converted the totality of their notes into shares of common stock of 163,268 and 153,333, respectively, at a share price of $9.20.

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

8.LEASES

The Company adopted FASB ASU No. 2016-02, Leases (Topic 842) on January 1, 2022, using the modified retrospective method, in which it did not restate prior periods. Upon adoption, the Company elected the package of practical expedients permitted under the transition guidance within Topic 842 which, among other things, allowed the Company to carry forward the historical lease classification.

In our implementation of ASU No. 2016-02 the Company elected to discount lease obligations using our incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company’s incremental borrowing rate represents the rate of interest that it would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company considers publicly available data for instruments with similar terms and characteristics when determining its incremental borrowing rates. In addition, we elected the practical expedient to account for the lease and non-lease components on a combined basis. The Company intends to use the full lease term under the existing lease agreement as the lease term, which is currently set to expire on April 30, 2026. As of March 31, 2023, the Company is not able to determine if any renewal options will be exercised.

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

If the Company exercises the cancellation option, the Company must also pay the lessor a termination payment equal to three months of base rent.

The following table indicates the balance sheet line items that include the right-of-use assets and lease liabilities for our operating lease:

	March 31,	December 31,
	2023	2022
	Operating lease	Operating lease
Right-of-Use Asset
Operating lease	$1,985,800	$2,117,300
Total right-of use asset	$1,985,800	$2,117,300

Lease Liabilities
Operating lease - short term	$(597,200)	$(584,400)
Operating lease - long term	(1,388,600)	(1,544,900)
Total lease liabilities	$(1,985,800)	$(2,129,300)

For the three months ended March 31, 2023, the components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost allocated to research and development expense	$89,500	$82,300
Operating lease cost allocated to general and administrative expense	89,500	68,100
Total lease expense	$179,000	150,400
Weighted-average remaining lease term	3.09	4.08
Weighted-average discount rate	7.12%	7.12%

As of March 31, 2023, the maturities of the Company’s operating lease liabilities were as follows:

Maturity of Lease Liabilities	Operating lease
2023 (remaining)	$537,300
2024	717,600
2025	724,700
2026	242,800
Total lease payments	2,222,400
Less: imputed interest	(236,600)
Present value of lease payments	1,985,800

The Company maintained a month-to-month lease in Arlington, VA, until October 1, 2022, which was considered a short-term lease. The Company elected to exclude this lease from the determination of the right-of-use asset and lease liability, as permitted under ASC 842. The Company recognized the lease payments in profit or loss in the statement of operations on a straight-line basis over the term of the lease. The monthly rent expense prior to termination of the lease was $2,500 per month. For the three months ended March 31, 2022, short-term lease expense was $7,500.

9.STOCKHOLDERS’ EQUITY

As of March 31, 2023 and December 31, 2022, the Company was authorized to issue 300,000,000 shares of common stock

Common Stock—As of March 31, 2023 and December 31, 2022, the Company has a single class of common stock.

Representative’s Warrants—In connection with the IPO on October 15, 2020, the Company granted the underwriters warrants (the “Underwriters’ Warrants”) to purchase an aggregate of 2,083 shares of common stock at an exercise price of $450.00 per share, which is 125% of the initial public offering price. The Underwriters’ Warrants have a five-year term and were not exercisable prior to April 13, 2021. All of the Underwriters’ Warrants were outstanding and exercisable at March 31, 2023 and December 31, 2022.

In connection with the public offering on July 2, 2021, the Company granted the underwriters warrants to purchase an aggregate of 13,333 shares of common stock at an exercise price of $187.50 per share, which is 125% of the IPO price. The Underwriters’ Warrants have a five-year term. All of the Underwriters’ Warrants were outstanding as of March 31, 2023 and December 31, 2022. The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following weighted-average assumptions on July 2, 2021:

Risk-free interest rate	0.40%
Expected volatility	98.27%
Expected life (years)	2.75
Expected dividend yield	0%

Note Purchase Agreement—On January 20, 2023 (the “Issuance Date”), we entered into a note purchase agreement (the “Agreement”) with the Investor and pursuant to the Agreement issued a Note to the Investor. The Note has a principal amount of $2,000,000, bears interest at the Stated Rate and matures on January 20, 2024, on which the principal balance and accrued but unpaid interest under the Note shall be due and payable.  Pursuant to the Agreement, the Company may sell and issue up to a maximum aggregate principal amount of $6 million for all Notes issued pursuant to the Agreement to the Investor in two subsequent closings to occur on or before February 15, 2023 and March 15, 2023. We issued additional Notes in the aggregate principal amount of $2,000,000 each on February 21, 2023 and March 28, 2023.

The Note is convertible into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial conversion price of $6.50 per share, subject to the “Beneficial Ownership Limitation and a share cap of 195,751 shares, representing 19.9% of the total issued and outstanding shares of Common Stock as of March 28, 2023, in the event that the Conversion Price is lower than $3.84 per share, representing the lower of the closing price immediately preceding the Issuance Date or the average closing price of the Common Stock for the five trading days immediately preceding the Issuance Date.

10.STOCK-BASED COMPENSATION

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

In the quarter ended March 31, 2023, the fair value of the shares of common stock underlying RSUs was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all RSUs outstanding under the 2017 Plan at:

	2023		2022
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of year	650	$259.50	17,028	$374.40
Granted	—	—	—	—
Vested	(35)	252.60	(98)	261.30
Cancelled and forfeited	—	—	(11,142)	384.30
Nonvested RSUs at March 31	615	$258.88	5,788	$357.30

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, as follows:

	Three Months Ended
	2023	2022
Research and development	$—	$12,000
General and administrative	—	(7,100)
Total	$—	$4,900

2017 Stock Incentive Plan— Stock Options

The Black-Scholes option-pricing model was used to estimate the fair value of stock options with the following weighted average assumptions for the three months ended March 31:

2023
Risk-free interest rate	1.09%
Expected volatility	83.34%
Expected life (years)	6.22
Expected dividend yield	0%

In the three months ended March 31, 2023, the fair value of the common shares underlying the stock options was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all stock options outstanding at March 31 under the 2017 Plan:

	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of year	11,286	$254.40	12,697	$300.90
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled and forfeited	(5,185)	215.35	(1,401)	275.70
Balance at March 31	6,101	$287.58	11,296	$254.70
Options exercisable at March 31:	6,083	$286.20	11,089	$253.20

In addition, the weighted average remaining contractual life for the options is 4.68 years and 4.93 years as of March 31, 2023 and December 31, 2022, respectively. The options have no intrinsic value as of March 31, 2023 or December 31, 2022, respectively.

Total stock compensation expense recognized from stock-based compensation awards classified as stock options were recognized in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 as follows:

	Three Months Ended
	2023	2022
Research and development	$—	$49,000
General and administrative	—	8,000
Total	$—	$57,000

As of March 31, 2023, total unrecognized stock compensation expense is $13,900 related to unvested stock options to be recognized over the remaining weighted-average vesting period of 0.1 year.

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

In the three months ended March 31, 2023, the fair value of the shares of common stock underlying restricted stock units was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all RSUs outstanding at March 31, 2023 and 2022 under the 2021 Plan:

	2023		2022
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of year	684	$133.20	2,068	$165.60
Granted	—	—	—	—
Vested	—	—	—	—
Cancelled and forfeited	(667)	126.60	(70)	126.60
Nonvested RSUs at March 31	17	$126.60	1,998	$167.10

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, as follows:

	Three Months Ended
	2023	2022
Research and development	$7,900	$8,300
General and administrative	12,800	9,900
Total	$20,700	$18,200

2021 Stock Incentive Plan — Stock Options

The Black-Scholes option-pricing model was used to estimate the fair value of stock options with the following weighted average assumptions for the three months ended March 31:

2023
Risk-free interest rate	2.99%
Expected volatility	119.55%
Expected life (years)	5.1
Expected dividend yield	0%

In the three months ended March 31, 2023, the fair value of the common shares underlying the stock options was determined by the closing stock price listed on the Nasdaq Capital Market on the grant date.

The following table summarizes the activity for all stock options outstanding at March 31, 2023 under the 2021 Plan:

	2023
		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at beginning of year	21,420	$12.90
Granted	—	—
Exercised	—	—
Cancelled and forfeited	(9,180)	—
Balance at March 31	12,240	$12.90
Options exercisable at March 31:	12,240	$12.90
Weighted average grant date fair value for options granted during the year:		$—

In addition, the stock options had weighted average remaining contractual life of 5.18 years. There were no stock compensation expense during the three months ended March 31, 2023 and March 31, 2022.

11.INCOME TAXES

The Company’s effective tax rate from continuing operations was 0% for the three months ended March 31, 2023 and 2022. The Company recorded no income tax provision for the three months ended March 31, 2023.

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

12.SUBSEQUENT EVENTS

Exchange Agreement

In April 2023, a holder of promissory notes of the Company (the “Holder”) exchanged an aggregate principal amount of $8 million of the Company’s 25% Senior Secured Convertible Promissory Notes (the “Exchange Notes”) for 8,000 shares of Series C Convertible Voting Preferred Stock (the “Series C Stock”). The $8 million Senior Secured Convertible Promissory Notes is the aggregate of four promissory notes that were issued in the previous months, for $2 million each, as discussed in Note 9 above.

Note Purchase Agreement

On April 25, 2023, Kiromic BioPharma, Inc. (the “Company”) issued a 25% Senior Secured Convertible Promissory Note (the “Note”) to an accredited investor. The Note has a principal amount of $2,000,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on April 25, 2024 (the “Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

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

We currently have three product candidates: 1) Deltacel: not-engineered gamma delta T cells, expanded and activated with proprietary technology; 2) Procel: gamma delta T cells engineered with a PD-1 switch receptor; 3) Isocel: gamma delta T cells engineered with an anti-Mesothelin isoform 2 Chimeric Antigen Receptor.

We have a total of five clinical programs to study our key product candidates:

1)	Deltacel-01: this phase 1 clinical trial will evaluate Deltacel in combination with low-dose radiation for patients with non-small cell lung cancer (NSCLC)
2)	Procel combination: this phase 1 clinical trial is expected to evaluate Procel in combination with low-dose radiation for patients with PD-L1 positive solid malignancies.
3)	Alexis-PRO-1: this phase 1 clinical trial is expected to evaluate Procel in patients with PD-L1 positive solid malignancies.
4)	Isocel combination: this phase 1 clinical trial is expected to evaluate Isocel in combination with low-dose radiation for patients with Mesothelin Isoform 2 positive solid malignancies.
5)	Alexis-ISO-1 this phase 1 clinical trial is expected to evaluate Isocel in patients with Mesothelin Isoform 2 positive solid malignancies.

Since the second half of 2022, we have been developing a novel, non-engineered GDT cell therapy based on a proprietary methodology of expanding and activating GDT cells from healthy donors. The product candidate, Deltacel, is intended to be used in combination with a low-dose radiation.

Accordingly, we have entered into a Sponsored Research Agreement (the “SRA”) with Principal Investigator James W. Welsh, M.D. of The University of Texas MD Anderson Cancer Center, to facilitate the development of our Deltacel, Procel, and Isocel product candidates. We believe this SRA will generate sufficient in-vivo pre-clinical data to enhance our GDT product platform, supporting three new IND submissions: (1) Deltacel in combination with low-dose radiation (“IND #1”); (2) Procel in combination with a low-dose radiation (“IND #2”); and (3) Isocel in combination with a low-dose radiation (“IND #3”). The first IND to be submitted to the FDA will be IND#1, as explained in further detail below.

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

IND #1 will evaluate Deltacel GDTs in combination with low-dose radiation. We submitted the IND for the Deltacel trial on March 31, 2023. On April 28, 2023, the FDA has authorized Deltacel-01 IND application. We expect to begin the activation of clinical trial process in Q2 2023. IND #2 combines a low-dose radiation and our genetically engineered product candidate targeting PD-L1, which is the target associated with the ALEXIS-PRO-1 clinical trial candidate on the Procel product candidate platform. IND #3 combines a low-dose radiation and our genetically engineered product candidate targeting Iso-Meso, the target associated with the ALEXIS-ISO-1 clinical trial candidate on the Isocel product candidate platform. Since the Company has aligned its operations with the Deltacel product candidate and IND #1, we are planning to submit INDs for IND #2 and IND #3 when we obtain sufficient financing to support the progression of the development of those additional clinical trial candidates.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began principal business operations in 2012. As discussed in more detail below, the Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond mid-June, 2023.

Recent Developments

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

All the subordinated convertible promissory note totaling $2,914,000 on the balance sheet at December 31, 2022 held by Empery and Sabby for $1,502,700 and $1,411,300, respectively, were converted into shares of common stock of 163,268 and 153,333, respectively, at a share price of $9.20 during the three months ended March 31, 2023.

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

The Company’s cash and cash equivalents were $2,054,300 as of March 31, 2023. The Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. The Company has begun working with a financial advisor to assist it with its efforts to obtain financing. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond Mid-May 2023. However, management is currently evaluating various cost reduction actions, including additional reductions in the Company’s workforce and delay of research and development expenditures on one or more product candidates, in order to reduce the Company’s current expenditures and preserve cash. We are not able to predict whether any such cost reduction actions will be successful.

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

On October 21, 2022, we issued a 25% Senior Secured Convertible Promissory Note (the “Note”) to an accredited investor (the “Investor”). The Note has a principal amount of $2,000,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on October 21, 2023 (the “Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. Subsequently, on December 12, 2022, the Note was amended to increase the principal amount to $4,000,000, and maturity date was amended to December 12, 2023.

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

As a result of the foregoing, the Staff informed the Company that its common stock would be subject to delisting from The Nasdaq Capital Market, unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). Accordingly, the Company timely requested and attended a hearing before the Panel, at which the Company presented its plan to evidence compliance with the minimum bid price requirement as well as its plan to comply with Nasdaq’s $2,500,000 minimum stockholders’ equity requirement for continued listing as set forth in Listing Rule 5550(b)(1).

On March 28, 2023, the Company was notified by Nasdaq that compliance with the bid price deficiency has been cured and now the Company complies with Listing Rule 5550(a)(2). However, the Company remains out of compliance with respect to the stockholders’ equity requirement set forth in Listing Rule 5550(b)(1).

As previously disclosed, on April 20, 2023, the Company presented its plan to comply with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”) to the Nasdaq Hearings Panel. On May 11, 2023, the Nasdaq Hearings Panel granted the Company’s request to provide an extension until September 11, 2023 for the Company to comply with the Stockholders’ Equity Requirement.

Clinical Update

IND #1 will evaluate Deltacel GDTs in combination with low-dose radiation. We submitted the IND for the Deltacel trial on March 31, 2023 and on May 1, 2023, we announced that the FDA has authorized our IND. We expect to begin the activation of clinical trial process in Q2 2023. IND #2 combines a low-dose radiation and our genetically engineered product candidate targeting PD-L1, which is the target associated with the ALEXIS-PRO-1 clinical trial candidate on the Procel product candidate platform. IND #3 combines a low-dose radiation and our genetically engineered product candidate targeting Iso-Meso, the target associated with the ALEXIS-ISO-1 clinical trial candidate on the Isocel product candidate platform. Since the Company has aligned its operations with the Deltacel product candidate and IND #1, we are planning to submit INDs for IND #2 and IND #3 when we obtain sufficient financing to support the progression of the development of those additional clinical trial candidates.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began principal business operations in 2012. As discussed in more detail below, the Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond mid-June 2023.In the same press release, we announced our revised clinical timeline, which is superseded by this report. Our expectations on timing changed based on the nature and amount of financing we have been able to secure, and any cost reduction actions the Company has taken in order to reduce the Company’s expenditures and preserve cash.

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

Remediation Actions resulting from the Internal Review

1.	The Board approved the inclusion of certain Risk Factors for inclusion in its periodic reports. See Part II, Item 1A. Risk Factors for further information. Such risk factors have been included in our Form 10-K for the year ended December 31, 2022.
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

Research and development activities are central to our business model. We expect that our research and development expenses will comprise a larger percentage of our total expenses as we initiate Phase 1 clinical trials for our IND #1 (Deltacel), IND #2 (ALEXIS-PRO-1), and IND #3(ALEXIS-ISO-1) trial candidates and continue to discover and develop additional candidates. However, management is currently evaluating various cost reduction actions, including delay of research and development expenditures on one or more product candidates to focus on Deltacel, in order to reduce the Company’s current expenditures and preserve cash. As of the date of this quarterly report, we are not able to predict on what product candidates and how much expenditures we plan to reduce. However, we expect that our research and development and general and administrative costs will increase over the long-term, even if we are able to successfully reduce our costs in the short-term in order to preserve cash in light of the Company’s current liquidity situation.

We cannot determine with certainty the duration and costs of future clinical trials of our Deltacel, Procel, and Isocel product candidates, or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our IND #1 (Deltacel), IND #2 (ALEXIS-PRO-1), and IND #3(ALEXIS-ISO-1) trial candidates and any other our trial candidate we may develop will depend on a variety of factors, including:

●	the scope, rate of progress, expense and results of clinical trials of our IND #1 (Deltacel), IND #2 (ALEXIS-PRO-1), and IND #3(ALEXIS-ISO-1) trial candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct;

●	uncertainties in clinical trial design and patient enrollment rates;
●	the actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
●	significant and changing government regulation and regulatory guidance;
●	the timing and receipt of any marketing approvals;
●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
●	our ability to effectively address the deficiencies elucidated in the FDA’s clinical hold letters for our IND applications related to key chemical manufacturing and control components.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth key components of our results of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,		Increase (Decrease)
	2023	2022	$	%
Operating expenses:
Research and development	$2,075,000	$2,925,800	$(850,800)	(29.08)%
General and administrative	2,702,400	4,439,200	(1,736,800)	(39.12)%
Total operating expenses	4,777,400	7,365,000	(2,587,600)	(35.13)%
Loss from operations	(4,777,400)	(7,365,000)	(2,587,600)	(35.13)%
Other expense
Interest expense	(444,000)	(2,800)	441,200	—%
Debt issuance amortization	(78,900)	—	78,900	100.00%
Total other expense	(522,900)	(2,800)	520,100	18,575.00%
Net loss	$(5,300,300)	$(7,367,800)	$(2,067,500)	(28.06)%

Research and development expenses. Our research and development expenses decreased by $850,800, or 29.08%, to $2,075,000 for the three months ended March 31, 2023, from $2,925,800 for the three months ended March 31, 2022.

The following table summarizes our research and development expenses by product candidate or development program:

	Three Months Ended
	March 31,		Increase (Decrease)
	2023	2022	$	%
Direct research and development expenses by product candidate:
AIDT-1 development costs	$548,100	—	$548,100	100.00%
ALEXIS-PRO-1	—	229,300	(229,300)	(100.00)%
ALEXIS-ISO-1	—	67,700	(67,700)	(100.00)%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	576,200	1,303,700	(727,500)	(55.80)%
Laboratory supplies and services	110,200	330,800	(220,600)	(66.69)%
Outsourced research and development (net of reimbursements)	107,200	405,400	(298,200)	(73.56)%
Laboratory equipment and maintenance	584,000	156,800	427,200	272.45%
Facility-related costs	114,600	330,500	(215,900)	(65.33)%
Intellectual property	(2,300)	94,000	(96,300)	(102.45)%
Other research and development costs	37,000	7,600	29,400	386.84%
Total research and development expenses	$2,075,000	$2,925,800	$(850,800)	(29.08)%

These cost decreases were primarily due to:

1-	A reduction in employee related costs by $727,500 to $576,200 for the three months ended March, 31, 2023 from $1,303,700 for the three months ended March 31, 2022. This was mainly due to our former CEO who was terminated at the beginning of 2022, resulting in a significant reduction in salaries allocable to research and development.
2-	Direct research costs and development expenses of ALEXIS-PRO-1 and ALEXIS-ISO-1 decreased by $229,300 and $67,700 because we prioritized Deltacel. However, management is currently evaluating various cost reduction actions, including delay of research and development expenditures on one or more product candidates to focus on Deltacel, in order to reduce the Company’s current expenditures and preserve cash.
3-	Intellectual Property expenses were reduced by $96,300 due to the Company’s alignment towards maintaining our key product candidates (Deltacel, Propel, and Isocel) while certain non-key and legacy technologies had patent applications which either expired or were abandoned.
4-	Outsourced research and development also decreased by $298,200 to $107,200 for the three months ended March 31, 2023, from $405,400 for the three months ended March 31, 2022, as most research was done in-house and the use of outside experts was at a minimum. However, an increase in AIDT-1 development cost as well as Laboratory supplies and services by $548,100 and $427,200, respectively negated the above decreases as the company continues with research and development for the three months ended March 31, 2023.

General and administrative expenses. Our general and administrative expenses decreased by $1,736,800, or 39.12%, to $2,702,400 for the three months ended March 31, 2023, from $4,439,200 for the three months ended March 31, 2022. This decrease primarily resulted from a decrease in legal services of $801,300 as well as a decrease in employee-related expenses of $594,700.

The decrease in legal expenses by $801,300 to $ 749,500 for the three months ended March 31, 2023 from $1,550,700 for the three months ended March, 31, 2022 was primarily driven by a significant decline in expenses related to the Internal Review and related matters.

Employee related expenses decreased by $594,700 to $532,500 for the three months ended March, 31, 2023 from $1,127,200 for the three months ended March, 31, 2022. These decreases were impacted by a decline in headcount. During the three months March 31, 2023 and 2022, the average headcount for employees allocated to general and administrative purposes decreased to 16 employees from 26 employees, respectively.

Net loss. As a result of the cumulative effect of the factors described above, our net loss increased to $5,300,300 during the three months ended March 31, 2023, compared to $7,367,800 during the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $2,054,300. As of April 30, 2023, we had cash and cash equivalents of $2,121,900. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible promissory notes, preferred stock, common stock from the initial public offering and follow-on offering.

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

As described above under “Going Concern and Liquidity,” in the absence of financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond mid-June 2023. Management is currently evaluating various cost reduction actions, including possible reductions in the Company’s workforce and suspending research and development expenditures on one or more product candidates, in order to reduce the Company’s expenditures and preserve cash. We are limited in our ability to reduce expenditures for known contractual obligations. As a result, we are not able to predict whether any cost reduction actions will be successful or how much longer any such actions will allow the Company to continue to operate without financing.

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

As described above, our recent planned underwritten public offering was not successful, and we are currently seeking short-term financing to be able to continue our operations past mid-June 2023. If we are successful in obtaining short-term financing to fund our operations beyond the end of the year, we intend to seek significant additional capital funding to develop our platform, additional hiring of scientific professionals, hiring other general and administrative employees, and clinical trials. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of any such financings will be favorable. Further, the results of our Internal Review demonstrated that we had ineffective disclosure controls and procedures during the first quarter of 2022 and earlier periods, which resulted in our failure to disclose certain information, which has resulted in litigation which has adversely affected our ability to raise capital. Further, there are other factors which may make financing our operations more difficult, including potential governmental investigation, continued elevated legal and accounting professional fees associated with the Internal Review and securities litigation, and other risk factors listed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. In consideration of our plans, substantial doubt is not alleviated.

Summary of Cash Flow

The following table sets forth a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(4,127,800)	$(7,578,900)
Net cash used in investing activities	—	(2,483,100)
Net cash provided by financing activities	5,536,900	(168,800)
Net increase (decrease) in cash and cash equivalents	1,409,100	(10,230,800)
Cash and cash equivalents at beginning of the period	645,200	25,353,900
Cash and cash equivalents at end of the period	2,054,300	15,123,100

Cash flows from operating activities

Net cash used in operating activities was $4,127,800 for the three months ended March 31, 2023, as compared to $7,578,900 for three months ended March 31, 2022. In the three months ended March 31, 2023, the primary cash outflows were from the net loss of $5,300,300 compared to $7,367,800 during the three months ended March 31, 2022. The decrease in cash used in operating activities was primarily due to a decrease in employee related costs. See “Results of Operations” above for further details.

Cash flows from investing activities

Net cash used in investing activities was zero for the three months ended March 31, 2023, as compared to $2,483,100 for the three months ended March 31, 2022. Our net cash used in investing activities for the three months ended March 31, 2022 primarily consisted of purchases of property and equipment, which was primarily driven by cash outflows from equipment and leasehold improvements attributed to our cGMP facilities located in our leased facility in Houston, Texas.

Cash flows from financing activities

Net cash from financing activities was $5,536,900 for the three months ended March 31, 2023, derived from proceeds received of $6,000,000 from the 25% Senior Secured CPN note and payments of $163,000 towards the NP-AON note. During the three months ended March 31, 2023 and 2022, we paid $163,100 and $168,800 towards our financing arrangement for our Director and Officer Insurance policy.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision, and with the participation, of our current management, including our CEO and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Based on this evaluation of our disclosure controls and procedures, our management, including our CEO and Principal Financial Officer, have concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses were identified during the quarter ended March 31, 2023 because we do not have a formal process for period end financial closing and reporting, and also because we have insufficient resources to conduct an effective monitoring and oversight function independent from our operations. These material weaknesses result in an increased risk of material misstatement in the financial statements.

In addition, during the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to a lack of effective disclosure controls. Such material weakness has not been fully remediated during the quarter ended March 31, 2023.

Remediation Activities

We believe that we are addressing the material weaknesses identified in connection with the quarter ended March 31, 2023, through measures including:

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

Our management concluded that these material weaknesses still existed as of March 31, 2023. In order to consider these material weaknesses to be fully remediated, we believe additional time is needed to demonstrate effectiveness of the remediation.

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

Our management believes that these material weaknesses were not remediated as of March 31, 2023 because the Company continues to be cash constrained and could not fully remediate. In order to consider these material weaknesses to be fully remediated, we believe additional time is needed to demonstrate effectiveness of the remediation.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting for the quarter ended March 31, 2023.

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

Oral argument on Terrell’s appeal was held before the Delaware Supreme Court on February 8, 2023.  On May 4, 2023, the Delaware Supreme Court issued a written opinion (the “Opinion”) reversing the Vice Chancellor’s order of dismissal and remanding to Chancery Court for further proceedings consistent with the Opinion.  In its Opinion, the Delaware Supreme Court affirmed several of the Chancery Court’s legal determinations on the motion to dismiss, but concluded that Chancery Court itself should independently review the Compensation Committee’s determinations under Delaware law.

The parties are awaiting guidance from the Chancery Court regarding further briefing and/or argument on our motion to dismiss.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
10.1	Form of the 25% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 28, 2023)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
Date: May 15, 2023	KIROMIC BIOPHARMA, INC.

/s/ Pietro Bersani
Name: Pietro Bersani
Title: Chief Executive Officer and Principal Financial Officer
/s/ Americo Cicchetti
Name: Americo Cicchetti
Title: Independent Director
/s/ Michael Nagel
Name: Michael Nagel
Title: Independent Director