Form 10-Q
period 2023-09-30
Kiromic Biopharma, Inc.
filed 2023-11-14
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39619

Kiromic BioPharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4762913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7707 Fannin Street, Suite 200, Houston, TX	77054
(Address of Principal Executive Offices)	Zip Code

(832) 968-4888
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Stock, par value $0.001 per share	KRBP	The OTC Pink Market

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

As of November 9, 2023, there were 1,258,460 shares of the registrant’s common stock outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
	Unaudited
Assets:
Current Assets:
Cash and cash equivalents	$4,379,500	$645,200
Prepaid expenses and other current assets	1,558,200	1,043,700
Total current assets	5,937,700	1,688,900
Property and equipment, net	6,581,600	8,136,900
Operating lease right-of-use asset, net	1,692,800	2,117,300
Other assets	21,400	24,400
Total Assets	$14,233,500	$11,967,500

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Senior secured convertible promissory note, net	$9,600,000	$3,809,900
Accounts payable	4,247,100	7,308,100
Accrued expenses and other current liabilities	1,800,700	881,600
Interest payable	1,322,800	142,100
Note payable	57,500	557,200
Operating lease liability - short term	619,800	584,400
Total current liabilities	17,647,900	13,283,300
Subordinated convertible promissory note	—	2,914,000
Operating lease liability - long term	1,073,000	1,544,900
Total Liabilities	18,720,900	17,742,200
Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Preferred Stock, $0.0001 par value: 60,000,000 shares authorized, 14,000 and 0 issued and outstanding, with a liquidation preference of $15,323,300 and $0, as of September 30, 2023 and December 31, 2022, respectively	2	—
Common stock, $0.001 par value: 300,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 1,176,260 and 648,384 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,176	648
Additional paid-in capital	113,717,122	96,172,152
Accumulated deficit	(118,205,700)	(101,947,500)
Total Stockholders’ Deficit	(4,487,400)	(5,774,700)
Total Liabilities and Stockholders’ Deficit	$14,233,500	$11,967,500

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,677,200	$3,784,200	$6,718,800	$10,590,700
General and administrative	2,874,500	4,611,700	7,902,800	13,602,600
Total operating expenses	5,551,700	8,395,900	14,621,600	24,193,300
Loss from operations	(5,551,700)	(8,395,900)	(14,621,600)	(24,193,300)
Other expense:
Interest expense	(433,800)	(1,400)	(1,219,300)	(6,900)
Litigation settlement	—	(3,463,000)	(1,730,000)	(3,463,000)
Other income	1,792,000	—	1,312,700	—
Total other expense	1,358,200	(3,464,400)	(1,636,600)	(3,469,900)
Net loss	$(4,193,500)	$(11,860,300)	$(16,258,200)	$(27,663,200)
Net loss per preferred share, basic and diluted	$(254.26)	$—	$(1,294.31)	$—
Net loss per common share, basic and diluted	$(1.52)	$(22.63)	$(8.43)	$(53.33)
Weighted average preferred shares outstanding, basic and diluted	12,891	—	7,011	—
Weighted average common shares outstanding, basic and diluted	1,189,989	528,015	1,040,190	523,536

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Preferred Stock		Common Stock
	Number of		Number of		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2022	—	$—	648,384	$648	$96,172,152	$(101,947,500)	$(5,774,700)
Common stock discount amortization	—	—	—	—	85,000	—	85,000
Warrants underlying common stock issuance	—	—	—	—	(85,000)	—	(85,000)
Released restricted stock units	—	—	1,773	2	(2)	—	—
Conversion of subordinated convertible notes into shares of common stock	—	—	329,086	329	2,913,671	—	2,914,000
Stock compensation expense	—	—	—	—	20,700	—	20,700
Net loss	—	—	—	—	—	(5,300,300)	(5,300,300)
Balance at March 31, 2023	—	$—	979,243	$979	$99,106,521	$(107,247,800)	$(8,140,300)
Common stock discount amortization	—	—	—	—	85,900	—	85,900
Warrants underlying common stock issuance	—	—	—	—	(85,900)	—	(85,900)
Issuance of preferred stock	8,000	1	—	—	7,999,999	—	8,000,000
Commitments shares issuance from standby equity purchase agreement	—	—	197,017	197	658,903	—	659,100
Stock issuance costs	—	—	—	—	(84,600)	—	(84,600)
Stock compensation expense	—	—	—	—	35,400	—	35,400
Net loss	—	—	—	—	—	(6,764,400)	(6,764,400)
Balance at June 30, 2023	8,000	$1	1,176,260	$1,176	$107,716,223	$(114,012,200)	$(6,294,800)
Common stock discount amortization	—	—	—	—	86,900	—	86,900
Warrants underlying common stock issuance	—	—	—	—	(86,900)	—	(86,900)
Issuance of preferred stock	6,000	1	—	—	5,999,999	—	6,000,000
Stock issuance costs	—	—	—	—	(25,500)	—	(25,500)
Stock compensation expense	—	—	—	—	26,400	—	26,400
Net loss	—	—	—	—	—	(4,193,500)	(4,193,500)
Balance at September 30, 2023	14,000	$2	1,176,260	$1,176	$113,717,122	$(118,205,700)	$(4,487,400)

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2021	516,284	$516	$94,535,784	$(67,216,500)	$27,319,800
Common stock discount amortization	—	—	85,100	—	85,100
Warrants underlying common stock issuance	—	—	(85,100)	—	(85,100)
Released restricted stock units	3,236	4	(4)	—	—
Stock compensation expense	—	—	80,100	—	80,100
Net loss	—	—	—	(7,367,800)	(7,367,800)
Balance at March 31, 2022	519,520	$520	$94,615,880	$(74,584,300)	$20,032,100
Common stock discount amortization	—	—	85,900	—	85,900
Warrants underlying common stock issuance	—	—	(85,900)	—	(85,900)
Released restricted stock units	8,451	8	(8)	—	—
Stock compensation expense	—	—	184,200	—	184,200
Net loss	—	—	—	(8,435,100)	(8,435,100)
Balance at June 30, 2022	527,971	$528	$94,800,072	$(83,019,400)	$11,781,200
Common stock discount amortization	—	—	86,900	—	86,900
Warrants underlying common stock issuance	—	—	(86,900)	—	(86,900)
Released restricted stock units	136	—	—	—	—
Stock compensation expense	—	—	363,200	—	363,200
Net loss	—	—	—	(11,860,300)	(11,860,300)
Balance at September 30, 2022	528,107	$528	$95,163,272	$(94,879,700)	$284,100

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,258,200)	$(27,663,200)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,665,500	1,118,500
Operating lease non-cash expense	424,500	273,000
Stock compensation expense	82,500	627,500
Changes in operating assets and liabilities:
Accounts receivable	—	16,200
Prepaid expenses and other current assets	(511,500)	(6,100)
Accounts payable	(2,884,200)	2,928,100
Interest payable	1,180,700	—
Accrued litigation liability	1,087,500	3,463,000
Accrued expenses and other current liabilities	(168,300)	(137,000)
Operating lease liability	(436,500)	(263,400)
Net cash used for operating activities	(15,818,000)	(19,643,400)
Cash flows from investing activities:
Capital expenditures	(97,500)	(4,823,300)
Net cash used for investing activities	(97,500)	(4,823,300)
Cash flows from financing activities:
Proceeds from senior secured convertible note payable	19,600,000	—
Proceeds from issuance of common stock	659,100	—
Stock issuance costs	(109,600)	—
Repayments of note payable	(499,700)	(454,500)
Net cash provided by (used for) financing activities	19,649,800	(454,500)
Net change in cash and cash equivalents	3,734,300	(24,921,200)
Cash and cash equivalents:
Beginning of year	645,200	25,353,900
End of period	$4,379,500	$432,700

Supplemental disclosures of cash flow information:
Cash paid for interest on note payable	$38,600	$6,900
Non-cash investing and financing activities:
Right-of-use asset/liability recognized from ASC 842 implementation	$—	$2,232,700
Exchange of 25% senior convertible promissory notes into preferred stock	$14,000,000	$—
Conversion of subordinated convertible promissory notes into common stock	$2,914,000	$—
Property and equipment in accounts payable	$12,800	$1,351,700
Stock issuance costs in accounts payable	$500	$—
Right-of-use asset/liability acquired through lease liability	$—	$204,800
Deferred financing costs waived	$364,700	$—

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

The Company is an Artificial Intelligence (“AI”) driven, end-to-end allogeneic cell therapy company, currently developing multi-indication allogeneic T cell therapies that exploit the natural potency of Gamma Delta T cells (“GDTs”) to target solid tumors. Our end-to-end approach consists of target discovery and validation, product development, and on-site current good manufacturing practices (“cGMP”), which we believe will allow us to leverage a new framework for the next generation of cell therapies. We also have new technologies in development to support our end-to-end approach.

From a development standpoint, we utilize innovative non-engineered and engineered GDT technologies and are developing proprietary, virus-free cell engineering tools to develop novel therapies for solid tumors that we believe will be effective and cost-efficient. Deltacel™ (Deltacel) is our first allogeneic off-the-shelf GDT cell-based product in Phase 1 clinical stage. Our Procel™ (“Procel”) and Isocel™ (“Isocel”) product candidates consist of allogeneic, engineered, off-the-shelf GDT cells and they are currently in the preclinical development stage. Our Deltacel product candidate consists of non-engineered GDTs which we expand, enrich, and activate ex-vivo through our proprietary process, and it is intended to treat solid tumors regardless of the specific tumor antigen expression. Procel consists of engineered GDTs targeting PD-L1 positive tumors, while Isocel consists of engineered GDTs targeting solid tumors expressing the Isoform 2 of Mesothelin (“Iso-Meso”).

We currently have three product candidates: 1) Deltacel™ non-engineered GDTs, expanded and activated with proprietary technology; 2) Procel™ GDTs engineered with a PD-1 switch receptor; and 3) Isocel™ GDTs engineered with an anti-Mesothelin isoform 2 Chimeric Antigen Receptor.

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

The Company is developing a novel and virus-independent engineering method, which will result in the submission of new IND applications (clinical programs 2, 3, 4 and 5). These applications are expected to be ready for submission to the FDA in the first half of 2025, subject to sufficient financing to support the progression of the developments of those additional clinical trial candidates.

IND #1 (number 1 above) will evaluate Deltacel™ GDTs in combination with low-dose radiation. We submitted the IND for the Deltacel-01 trial on March 31, 2023. On April 28, 2023, the FDA authorized us to proceed with the first-in-human clinical trial of Deltacel (IND #1). We began the clinical trial activation process during the second quarter of 2023.

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

Credit Memo – In September 2023, the Company entered into an engagement letter with a vendor whereby we renegotiated the terms of services to be received and the amounts to be paid for such services. As part of this negotiation, the Company obtained a credit memo (the “Credit Memo”) of $1.10 million against the amounts outstanding as of June 30, 2023. This credit memo has been recognized as follows:

●	Reduction to accounts payable of $1.10 million
●	Reduction of deferred financing costs of $0.36 million
●	Increase to other income of $0.74 million

Notice of Delisting – On September 12, 2023, Kiromic Biopharma, Inc. (the “Company”) received written notice (the “Notice”) from the Nasdaq Stock Market, LLC (“Nasdaq”) that it would delist the Company’s shares of common stock from the Nasdaq Capital Market upon the opening of trading on September 14, 2023 (the “Delisting Date”). On the Delisting Date, the Company’s common stock began trading on the OTC Pink Sheets and the Company began pursuing an uplisting to the OTCQB exchange and seeking to establish relationships with market makers in the OTC markets to provide additional trading opportunities in the Company’s stock. However, there can be no assurance that a market for the Company’s shares will develop. The Company does not expect the Staff’s determination to have any impact on its day-to-day operations.

Going Concern— These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $15,818,000 for the nine months ended September 30, 2023, and an accumulated deficit of $118,205,700 as of September 30, 2023. To date, the Company has relied on equity and debt financing to fund its operations. The Company’s product candidates are still in the early stages of development, and substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. The Company does not have sufficient cash on hand or available liquidity to meet its obligations through the twelve months following the date the condensed consolidated financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022. The results of operations for the period ended September 30, 2023 are not necessarily indicative of the operating results that may be expected for a full year. The condensed consolidated balance sheet as of December 31, 2022 contains financial information taken from the audited Company consolidated financial statements as of that date.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations. No such interest or penalties were recognized during the three and nine months ended September 30, 2023 or 2022.

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

Common Stock Valuations. We use our listed public market closing price on the grant date to determine common stock valuation.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326). The amendments in ASU 2016-13 affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in ASU 2016-13 require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. On October 16, 2019, the FASB has changed the effective date of this standard applicable to the Company as an emerging growth company to January 1, 2023. The Company has evaluated the impact of this standard on its financial position, results of operations, and cash flows, and determined that it is immaterial to the financial statements as of September 30, 2023.

Reclassifications— Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net loss	$(4,193,500)	$(11,860,300)	$(16,258,200)	$(27,663,200)
Less: Initial Public Offering Common Stock discount amortization	(25,200)	(25,200)	(74,700)	(74,800)
Less: Public Offering Common Stock discount amortization	(61,700)	(61,700)	(183,100)	(183,100)
Less: Undeclared dividends attributable to preferred stock	(808,200)	—	(1,323,300)	—
Net loss attributable to common shareholders	$(5,088,600)	$(11,947,200)	$(17,839,300)	$(27,921,100)

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Net loss per share, basic and diluted
Allocation of undistributed net loss	$(1,810,900)	$(3,277,700)	$(11,947,200)	$—
Weighted average shares outstanding, basic and diluted	1,189,989	12,891	528,015	—
Basic and diluted net loss per share	$(1.52)	$(254.26)	$(22.63)	$—

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Net loss per share, basic and diluted
Allocation of undistributed net loss	$(8,764,900)	$(9,074,400)	$(27,921,100)	$—
Weighted average shares outstanding, basic and diluted	1,040,190	7,011	523,536	—
Basic and diluted net loss per share	$(8.43)	$(1,294.31)	$(53.33)	$—

For the three months ended September 30, 2023, there were 37,782 restricted stock units and 15,416 warrants, that were potentially dilutive securities excluded from the computations of diluted weighted-average shares of common stock.

During the nine months ended September 30, 2023, the Company entered into an Exchange Agreement whereby outstanding promissory notes totaling $14,000,000 were exchanged for 14,000 shares of Series C Convertible Voting Preferred Stock (the “Series C Stock”). See Note 9 for details about conversion price. The Series C Stock accrues an annual 25% dividend, whether or not declared, which if unpaid is added to the aggregate liquidation preference. During the three and nine months ended September 30, 2023, the preferred shareholders earned $808,200 and $1,323,300, respectively, of preferred dividends. The dividends were not accrued on the condensed consolidated balance sheet as of September 30, 2023, as these dividends were not declared and do not represent a corporate liability to the Company.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Equipment	$3,057,000	$3,041,900
Leasehold improvements	7,350,500	7,298,500
Office furniture, fixtures, and equipment	137,300	137,300
Software	359,500	359,500
Construction in progress	43,100	—
	10,947,400	10,837,200
Less: Accumulated depreciation	(4,365,800)	(2,700,300)
Total	$6,581,600	$8,136,900

Depreciation expense was $560,100 and $536,600 for the three months ended September 30, 2023 and 2022, respectively, and $1,665,500 and $1,118,500 for the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense is allocated between research and development and general and administrative operating expenses on the condensed consolidated statements of operations.

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Accrued litigation	$1,087,500	$—
Accrued compensation	606,600	668,700
Accrued consulting and outside services	106,600	212,900
Total	$1,800,700	$881,600

6.NOTE PAYABLE

In November 2022, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $610,700 with an annual interest rate of 8.49%, to be paid over a period of eleven months. As of September 30, 2023 and December 31, 2022, the remaining payable balance on the financed amount was $57,500 and $557,200, respectively.

7.COMMITMENTS AND CONTINGENCIES

License Agreements—The Company has entered into a number of licensing arrangements for various intellectual property and licensed patent rights for technologies being developed for commercial sale. As part of these arrangements, the Company is subject to contingent milestone payments in accordance with agreed-upon development objectives, as well as future royalty payments on product sales of the underlying assets. As of September 30, 2023 and December 31, 2022, the Company has not incurred any milestone or royalty liabilities related to these license agreements.

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

Pursuant to a stipulated scheduling order, the parties submitted supplemental letter briefs to the Chancery Court in mid-August 2023, addressing the impact of the Opinion on Kiromic’s motion to dismiss. Thereafter, the Chancery Court notified the parties that it had received the supplemental letter briefs and would take the matter under advisement without holding oral argument. The parties are awaiting the Chancery Court’s decision on the motion to dismiss.

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

On February 2, 2022, following the conclusion of the Internal Review, the Company’s Special Committee reported the results of its Internal Review to the Board. The Board approved certain actions to address the fact that the Company had received communications from the FDA on June 16 and June 17, 2021 that the FDA was placing the IND applications that the Company submitted to the FDA on May 14 and May 17, 2021 for the ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidates, respectively, on clinical hold (the “June 16 and 17 FDA Communications”). The Company did not disclose the June 16 and 17, 2021 FDA Communications in the Registration Statement on Form S-1 (Registration No. 333-257427) that was filed on June 25, 2021 and declared effective on June 29, 2021, nor the final prospectus contained therein dated June 29, 2021 (collectively, the “Registration Statement”). The Company then consummated a public offering of $40 million of its common stock pursuant to the Registration Statement on July 2, 2021. On July 13, 2021, the Company received the FDA’s formal clinical hold letters, which asked the Company to address key components regarding the chemical, manufacturing, and control components of the IND applications. On July 16, 2021, the Company issued a press release disclosing that it had received comments from the FDA on the two INDs, but did not use the term “clinical hold.” The Company did not disclose the clinical hold in its Form 10-Q for the fiscal quarter ended September 30, 2021 that was filed with the Securities and Exchange Commission on August 13, 2021. On August 13, 2021, the Company issued a press release announcing that these INDs were placed on clinical hold.

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

The Karp Class Action and the Podmore Class Action are collectively referred to as the “Class Action.” On August 7, 2023, we entered into a term sheet with the plaintiffs in the Class Action, to settle in principle (and globally resolve) the Class Actions.  In the Class Action, the plaintiffs have made allegations and asserted claims against the Company and certain current and former directors and officers, as well as the Company’s former underwriter, including for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 as well as Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934 in connection with a public offering by the Company that closed on or about July 2, 2021. We subsequently reached agreement with the plaintiffs in the Class Action on all settlement materials and terms including with respect to payment of up to $2,300,000 and, on September 29, 2023, counsel for plaintiffs submitted the proposed settlement materials to the Court for approval. Of this amount, insurance will cover $570,000, resulting in a net settlement of $1,730,000 owed by the Company.

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

In our implementation of ASU No. 2016-02 the Company elected to discount lease obligations using our incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company’s incremental borrowing rate represents the rate of interest that it would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company considers publicly available data for instruments with similar terms and characteristics when determining its incremental borrowing rates.  In addition, we elected the practical expedient to account for the lease and non-lease components on a combined basis. The Company intends to use the full lease term under the existing lease agreement as the lease term, which is currently set to expire on April 30, 2026.  As of September 30, 2023, the Company is not able to determine if any renewal options will be exercised.

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

The following table indicates the balance sheet line items that include the right-of-use assets and lease liabilities for our operating lease:

	September 30, 2023	December 31, 2022
	Operating lease	Operating lease
Right-of-Use Asset
Operating lease	$1,692,800	$2,117,300
Total right-of use asset	$1,692,800	$2,117,300

Lease Liabilities
Operating lease - short term	$(619,800)	$(584,400)
Operating lease - long term	(1,073,000)	(1,544,900)
Total lease liabilities	$(1,692,800)	$(2,129,300)

For the three months and nine months ended September 30, 2023, the components of lease expense were as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost allocated to research and development expense	$109,200	$132,700	$288,200	$346,400
Operating lease cost allocated to general and administrative expense	69,800	38,900	248,800	145,200
Total lease expense	$179,000	$171,600	$537,000	$491,600
Weighted-average remaining lease term	2.59	3.59	2.59	3.59
Weighted-average discount rate	7.12%	7.12%	7.12%	7.12%

As of September 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

Maturity of Lease Liabilities	Operating lease
2023 (remaining)	$179,400
2024	717,600
2025	724,700
2026	242,800
Total lease payments	1,864,500
Less: imputed interest	(171,700)
Present value of lease payments	1,692,800

The Company maintained a month-to-month lease in Arlington, VA, until October 1, 2022, which was considered a short-term lease. The Company elected to exclude this lease from the determination of the right-of-use asset and lease liability, as permitted under ASC 842. The Company recognized the lease payments in profit or loss in the statement of operations on a straight-line basis over the term of the lease. The monthly rent expense prior to termination of the lease was $2,500 per month. For the nine months ended September 30, 2022, short-term lease expense was $22,500.

9.CONVERTIBLE DEBT

The Company began issuing senior secured promissory notes (each a “CPN” and together the “Notes”) notes payable to a private accredited investor (the “Investor”) during 2022. The Company has continued to issue notes to the Investor during 2023.

Through September 30, 2023, the Company has issued to the Investor eleven notes totaling $23,600,000, of which $19,600,000 were issued during the nine months ended September 30, 2023. The notes are each 25% Senior Secured Convertible Promissory Notes with largely consistent terms including a stated interest rate of 25% per year, a stated conversion price subject to a beneficial ownership limitation and share cap representing a certain percentage of the outstanding shares of Common Stock at the time of conversion, and a one year maturity. From the four outstanding notes with a value of $2,400,000 each, three notes are issued with a conversion price of $6.50 and one note is issued with a conversion price of $5.00. The stated interest rates for these notes increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon the occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the related note on the respective maturity date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency law.

In April 2023 and July 2023, the Company executed an exchange agreement to convert $8,000,000 and $6,000,000 of the senior secured promissory notes principal into shares of preferred stock, respectively. See Note 10 – Stockholder’s Equity for further discussion.

	September 30, 2023	December 31, 2022
Senior secured convertible promissory note, maturing December 12, 2023	$—	$4,000,000
Senior secured convertible promissory note, maturing June 26, 2024	2,400,000	—
Senior secured convertible promissory note, maturing July 25, 2024	2,400,000	—
Senior secured convertible promissory note, maturing August 25, 2024	2,400,000	—
Senior secured convertible promissory note, maturing September 27, 2024	2,400,000	—
Total convertible promissory note	$9,600,000	$4,000,000
Less: unamortized debt issuance costs	—	(190,100)
Convertible promissory note, net	$9,600,000	$3,809,900

As part of the recognition of the Credit Memo, our deferred financing costs related to the convertible debt were derecognized. See Note 1 for more information.

10.STOCKHOLDERS’ EQUITY

Stock— As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 60,000,000 shares of preferred stock (24,000,000 shares designated as Series A-1 Preferred Stock and 16,500,000 shares designated as Series B Preferred stock) and 300,000,000 shares of common stock (1,176,260 and 648,384 shares issued and outstanding, respectively). Additionally, for the nine months ended September 30, 2023, the Company authorized the issuance of 14,000 shares of Series C Convertible Voting Preferred Stock (the “Series C Stock”). The Company issued 8,000 shares of Series C Stock on April 2, 2023 and 6,000 shares of Series C Stock as part of the two Exchange agreements discussed below, of which 14,000 shares remain outstanding as of September 30, 2023.

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

Cumulative Rights of Series C Stock Shareholders— The Series C Stock accumulates undeclared dividends at an annual rate of 25%. Unpaid dividends and undeclared dividends are added to the aggregate Liquidation Preference, which also includes the face value of the Series C Stock outstanding. In the event of any liquidation of the Company, holders of shares of Series C Stock then outstanding shall be entitled to be paid the Liquidation Preference out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of any other shares of capital. As of September 30, 2023 and December 31, 2022, the outstanding Liquidation Preference of the Series C Stock is $15,323,300 and zero, respectively.

Participating Rights of Series C Stock Shareholders— In the event the Company declares a dividend, and all cumulative dividends have been distributed, the Series C stock participates in any remaing declared dividends to be paid equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends paid on shares of common stock.

Exchange Agreements

On April 2, 2023, the Company entered into an Exchange Agreement with the holder of promissory notes to exchange an aggregate principal amount of $8 million of the Company’s 25% Senior Secured Convertible Promissory Notes for 8,000 shares of Series C Stock. The $8 million Senior Secured Convertible Promissory Notes is the aggregate of four promissory notes that were issued in the previous months, for $2 million each.

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

Representative’s Warrants—In connection with a public offering on October 15, 2020, the Company granted the underwriters warrants (the “Underwriters’ Warrants”) to purchase an aggregate of 2,083 shares of common stock at an exercise price of $450.00 per share. The Underwriters’ Warrants have a five-year term and were not exercisable prior to April 13, 2021. All of the Underwriters’ Warrants were outstanding and exercisable at September 30, 2023 and December 31, 2022. The warrants related to the IPO stock discount will be fully amortized in July 2024.

In connection with a public offering on July 2, 2021, the Company granted the underwriters warrants to purchase an aggregate of 13,333 shares of common stock at an exercise price of $187.50 per share, The Underwriters’ Warrants have a five-year term. All of the Underwriters’ Warrants were outstanding as of September 30, 2023 and December 31, 2022. The warrants related to the Public Offering stock discount will be fully amortized in April 2025.

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

11.STOCK-BASED COMPENSATION

2017 Stock Incentive Plan—Restricted Stock Units

The following table summarizes the activity for all RSUs outstanding under the 2017 Plan at:

	2023		2022
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of period	650	$259.50	17,028	$374.40
Granted	—	—	—	—
Vested	(246)	255.85	(399)	297.00
Cancelled and forfeited	(45)	260.10	(11,301)	382.50
Nonvested RSUs at September 30	359	$285.36	5,328	$365.40

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, as follows:

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Research and development	$5,800	$17,300	$20,900	$31,200
General and administrative	8,800	21,100	23,300	16,400
Total	$14,600	$38,400	$44,200	$47,600

As of September 30, 2023, there was $146,600 unrecognized stock compensation expense related to unvested restricted stock units.

2017 Stock Incentive Plan— Stock Options

The following table summarizes the activity for all stock options outstanding at September 30, 2023 under the 2017 Plan:

	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	11,286	$254.40	12,697	$257.10
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled and forfeited	(5,433)	215.35	(1,401)	275.70
Balance at September 30	5,853	$285.36	11,296	$254.70
Options exercisable at September 30:	5,853	$285.36	11,204	$255.90

In addition, the weighted average remaining contractual life for the options is 4.18 years and 4.93 years as of September 30, 2023 and December 31, 2022, respectively. The options have no intrinsic value as of September 30, 2023 or December 31, 2022, respectively.

Total stock compensation expense recognized from stock-based compensation awards classified as stock options were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Research and development	$—	$9,000	$—	$61,000
General and administrative	—	8,000	—	23,000
Total	$—	$17,000	$—	$84,000

As of September 30, 2023, there was no unrecognized stock compensation expense related to unvested stock options.

2021 Stock Incentive Plan—Restricted Stock Units

The following table summarizes the activity for all RSUs outstanding at September 30, 2023 and 2022 under the 2021 Plan:

	2023		2022
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of period	684	$133.20	2,068	$165.60
Granted	50,843	0.62	24,610	12.30
Vested	(13,483)	0.62	(19,853)	38.40
Cancelled and forfeited	(621)	126.60	(265)	126.60
Nonvested RSUs at September 30	37,423	$20.41	6,560	$43.20

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022, as follows:

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Research and development	$9,500	$21,800	$21,300	$47,500
General and administrative	2,300	220,000	17,000	249,800
Total	$11,800	$241,800	$38,300	$297,300

The vested outstanding restricted stock units have not been released to grantees as of September 30, 2023, but they were included in calculation of weighted average common shares outstanding, basic and diluted (See Note 3, Net Loss Per Share of Common Stock). The Company plans to release these shares to the grantees before the end of the year. Since there is a possibility that any portion of those shares could be sold as part of the release, the shares will be released in compliance with the Company’s insider trading policy when there is an open trading window and grantees are not in possession of any material non-public information.

2021 Stock Incentive Plan — Stock Options

The following table summarizes the activity for all stock options outstanding at September 30, 2023 under the 2021 Plan:

	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	21,420	$12.90	—	$—
Granted	—	—	24,480	12.90
Exercised	—	—	—	—
Cancelled and forfeited	(9,180)	12.90	—	—
Balance at September 30	12,240	$12.90	24,480	$12.90
Options exercisable at September 30:	12,240	$12.90	18,360	$12.90
Weighted average grant date fair value for options granted during the year:		$—		$10.80

In addition, the stock options had weighted average remaining contractual life of 4.18 years. There was no stock compensation expense during the nine months ended September 30, 2023 or September 30, 2022.

12.INCOME TAXES

The Company’s effective tax rate from continuing operations was 0% for the three and nine months ended September 30, 2023 and 2022. The Company recorded no income tax provision for the three or nine months ended September 30, 2023.

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

13.SUBSEQUENT EVENTS

On October 1, 2023, the Company entered into an executive employment agreement with Brian Hungerford, formerly Interim Chief Financial Officer, pursuant to which Mr. Hungerford is employed by the Company as Chief Financial Officer.

On October 20, 2023, the Company received a refund of project expenses in the amount $1.24 million as a result of the Company's decision to terminate a joint project with an external vendor.

Issuance of Senior Secured Convertible Promissory Note

On November 2, 2023, the Company issued a 25% Senior Secured Convertible Promissory Note (the “November 2 Note”) to the investor. The Note has a principal amount of $2,400,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on November 2, 2024 (the “November 2 Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The November 2 Note is convertible into shares of the Company’s common stock, par value $0.001 per share, at an initial conversion price of $2.50 per share, subject to a beneficial ownership limitation equivalent to 9.99%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company is an Artificial Intelligence (“AI”) driven, end-to-end allogeneic cell therapy company, currently developing multi-indication allogeneic T cell therapies that exploit the natural potency of Gamma Delta T cells (“GDTs”) to target solid tumors. Our end-to-end approach consists of target discovery and validation, product development, and on-site current good manufacturing practices (“cGMP”), which we believe will allow us to leverage a new framework for the next generation of cell therapies. We also have new technologies in development to support our end-to-end approach.

From a development standpoint, we utilize innovative non-engineered and engineered GDT technologies and are developing proprietary, virus-free cell engineering tools to advance novel therapies for solid tumors that we believe will be effective and cost-efficient. Deltacel™ is our first allogeneic off-the-shelf gamma delta T cell-based product in Phase 1 clinical stage. Our Procel™ and Isocel™ product candidates consist of allogeneic, engineered, off-the-shelf gamma delta T cells and they are currently in the preclinical development stage. Our Deltacel™ product candidate consists of non-engineered GDTs which we expand, enrich, and activate ex-vivo through our proprietary process, and it is intended to treat solid tumors regardless of the specific tumor antigen expression. Procel™ consists of engineered GDTs targeting PD-L1 positive tumors, while Isocel™ consists of engineered GDTs targeting solid tumors expressing the Isoform 2 of Mesothelin (“Iso-Meso”).

We currently have three product candidates: 1) Deltacel™ non-engineered GDTs, expanded and activated with proprietary technology; 2) Procel™ GDTs engineered with a PD-1 switch receptor; and 3) Isocel™ GDTs engineered with an anti-Mesothelin isoform 2 Chimeric Antigen Receptor.

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

MD Anderson Cancer Center Sponsored Research Agreement

Since the second half of 2022, we have been developing a novel, non-engineered GDT cell therapy based on a proprietary methodology of expanding and activating GDT cells from healthy donors. The product candidate, Deltacel, is intended to be used in combination with low-dose radiation.

Accordingly, we have entered into a Sponsored Research Agreement (the “SRA”) with Principal Investigator James W. Welsh, M.D. of The University of Texas MD Anderson Cancer Center, to facilitate the development of our Deltacel, Procel, and Isocel product candidates. This SRA is intended to generate sufficient in-vivo, pre-clinical data to support clinical trials evaluating our GDT products in combination with low-dose radiotherapy. Experimental activities governed by this SRA have generated pivotal non-clinical data which supported our first FDA-authorized IND, Deltacel-01.

Since the Company has aligned its operations with the Deltacel product candidate and IND #1, we are planning to submit the other IND applications once we obtain sufficient financing to support the progression of the development of these additional clinical trial candidates.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began principal business operations in 2012. As discussed in more detail below, the Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. In the absence of such financing, management anticipates that existing cash resources combined with verbal, non-contractual commitments for additional financing will not be sufficient to meet operating and liquidity needs beyond the beginning of January 2024.

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

All the subordinated convertible promissory notes totaling $2,914,000 on the balance sheet at December 31, 2022 held by  Empery and Sabby for $1,502,700 and $1,411,300, respectively, were converted into shares of common stock of 163,268 and 153,333, respectively, at a share price of $9.20 during the nine months ended September 30, 2023.

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

Company appointments

On June 12, 2023, Kiromic BioPharma, Inc. (the “Company”) appointed Brian Hungerford as Interim Chief Financial Officer of the Company. Mr. Hungerford was retained by the Company through an agreement with Element 78 Partners, LLC.

On July 20, 2023, the Board of Directors of Kiromic BioPharma, Inc. (the “Company”) appointed Pam Misajon and Mike Catlin as members of the Board of Directors. Ms. Misajon has been appointed chair of the Nominating and Corporate Governance Committee and member of the Compensation Committee and Mr. Catlin has been appointed chair of the Audit Committee and member of the Nominating and Corporate Governance Committee. After these nominations, the Company regained the audit committee requirements under Listing Rule 5605 (c)(4), meeting the requirements of the Nasdaq.

On October 1, 2023, the Company entered into an executive employment agreement with Brian Hungerford, formerly Interim Chief Financial Officer, pursuant to which Mr. Hungerford is employed by the Company as Chief Financial Officer.

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

The Company’s cash and cash equivalents were $4,379,500 as of September 30, 2023. The Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. The Company has begun working with a financial advisor to assist it with its efforts to obtain financing. In the absence of such financing, management anticipates that existing cash resources combined with verbal, non-contractual commitments for additional financing will not be sufficient to meet operating and liquidity needs beyond the beginning of January 2024. However, management may further evaluate additional cost reduction actions, including additional reductions in the Company’s workforce and delay of research and development expenditures on one or more product candidates, in order to reduce the Company’s current expenditures and preserve cash. We are not able to predict whether any such cost reduction actions will be successful.

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

Financing Update

For the nine months ended September 30, 2023, the Company has issued 197,000 shares under the SEPA for $659,100, and $19,600,000 of principal of senior secured convertible notes. The Company converted $14 million of outstanding senior secured convertible notes to Series C preferred shares.

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

On September 12, 2023, Kiromic Biopharma, Inc. (the “Company”) received written notice (the “Notice”) from the Nasdaq Stock Market, LLC (“Nasdaq”) that it would delist the Company’s shares of common stock from the Nasdaq Capital Market upon the opening of trading on September 14, 2023. As of this date, the Company’s common stock was delisted from the NASDAQ and began trading on the OTC Pink Sheets while the Company pursues an uplisting to the OTCQB exchange and seeks to establish relationships with market makers in the OTC markets to provide additional trading opportunities in the Company’s stock. However, there can be no assurance that a market for the Company’s shares will develop. The Company does not expect the Staff’s determination to have any impact on its day-to-day operations.

Clinical Update

The Deltacel-01 study will evaluate Deltacel GDTs in combination with low-dose radiation in stage 4 metastatic NSCLC (Non-Small Cell Lung Cancer). We submitted the IND for the Deltacel-01 trial on March 31, 2023 and on May 1, 2023, we announced that the FDA authorized our IND. We began the activation of the clinical trial process during the second quarter of 2023. For the first patient enrolled in the study, we expect to have early tolerability and safety data available by the end of 2023, and to assess preliminary efficacy by end of January 2024. We plan to complete the dose-escalation portion of the study by the second half of 2024, at which point we expect to have sufficient evidence supporting the tolerability and the efficacy of Deltacel™.

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

On February 2, 2022, following the conclusion of the Internal Review, the Special Committee reported the results of its Internal Review to the Board.  The Board approved certain actions to address the fact that we had received communications from the FDA on June 16 and June 17, 2021 that the FDA was placing our IND applications that we submitted to the FDA on May 14 and May 17, 2021 for the ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidates, respectively, on clinical hold (the “June 16 and 17, 2021 FDA Communications”). On July 13, 2021, we received the FDA’s formal clinical hold letters, which asked us to address key components regarding the chemical, manufacturing, and control components of the IND applications.  On July 16, 2021, we issued a press release disclosing that it had received comments from the FDA on our two INDs, but did not use the term “clinical hold.”  On August 13, 2021, we issued a press release announcing that these INDs were placed on clinical hold. We did not disclose the June 16 and 17, 2021 FDA Communications in (i) our Registration Statement on Form S-1 (Registration No. 333-257427) that was filed on June 25, 2021 and declared effective on June 29, 2021, nor the final prospectus contained therein dated June 29, 2021 (collectively, the “Registration Statement”); or (ii) our Form 10-Q for the fiscal quarter ended September 30, 2021 that was filed with the Securities and Exchange Commission on August 13, 2021. We consummated a public offering of $40 million of our common stock pursuant to the Registration Statement on July 2, 2021.

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued research activities, development, and manufacturing of product candidates. We also have incurred and expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with stock exchanges and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations for the three months ended September 30, 2023 and 2022.

	Three Months Ended
	September 30,		Increase (Decrease)
	2023	2022	$	%
Operating expenses:
Research and development	$2,677,200	$3,784,200	$(1,107,000)	(29)%
General and administrative	2,874,500	4,611,700	(1,737,200)	(38)%
Total operating expenses	5,551,700	8,395,900	(2,844,200)	(34)%
Loss from operations	(5,551,700)	(8,395,900)	(2,844,200)	(34)%
Other expense
Interest expense	(433,800)	(1,400)	432,400	NM
Litigation settlement	—	(3,463,000)	(3,463,000)	NM
Other income	1,792,000	—	(1,792,000)	NM
Total other expense	1,358,200	(3,464,400)	(4,822,600)	NM
Net loss	$(4,193,500)	$(11,860,300)	$(7,666,800)	(65)%

NM – Not meaningful

Research and development expenses.

The following table summarizes our change in research and development expenses by product candidate or development program:

	Three Months Ended
	September 30,		Increase (Decrease)
	2023	2022	$	%
Direct research and development expenses by product candidate:
AIDT-1 development costs	$258,400	$—	$258,400	NM
ALEXIS-PRO-1	—	441,700	(441,700)	(100)%
ALEXIS-ISO-1	—	514,200	(514,200)	(100)%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	880,700	1,031,500	(150,800)	(15)%
Laboratory supplies and services	441,400	566,300	(124,900)	(22)%
Outsourced research and development (net of reimbursements)	218,700	268,000	(49,300)	(18)%
Laboratory equipment and maintenance	610,500	581,700	28,800	5%
Facility-related costs	224,300	247,400	(23,100)	(9)%
Intellectual property	28,800	110,700	(81,900)	(74)%
Other research and development costs	14,400	22,700	(8,300)	(37)%
Total research and development expenses	$2,677,200	$3,784,200	$(1,107,000)	(29)%

NM – Not meaningful

The primary drivers for the reduction in research and development expenses of $1,107,000, or 29%, for the three months ended September 30, 2023, compared to September 30, 2022 are as follows:

1-	AIDT-1 development cost increased by $258,400, related to the prioritization of the Deltacel-01 development.
2-	Direct research and development costs for ALEXIS-PRO-1 and ALEXIS-ISO-1 decreased by $441,700 and $514,200, respectively, related to the prioritization of Deltacel-01 and the temporary suspension of the development of these two product lines.
3-	Employee related costs decreased by $150,800, mainly related to a decrease in employee headcount.
4-	Laboratory supplies and services decreased by $124,900, primarily due to the temporary suspension of the development of ALEXIS-PRO-1 and ALEXIS-ISO-1.
5-	Outsourced research and development decreased by $49,300, primarily due to the temporary suspension of the development of ALEXIS-PRO-1 and ALEXIS-ISO-1.
6-	Laboratory equipment and maintenance increased by $28,800, primarily due to increased depreciation expense related to purchases of equipment for the development of ALEXIS-PRO that occurred in the third quarter of 2022.
7-	Facilities related costs decreased by $23,100, due to the lab expansion attributable to GDT manufacturing during the three months ended September 30, 2022.

General and administrative expenses. The decrease in general and administrative expenses by $1,737,200, or 38%, for the three months ended September 30, 2023, compared to September 30, 2022 were primarily due to:

1-	A decrease in legal services of $842,900 driven by a significant decline in expenses related to the Internal Review and related matters.
2-	A decrease in employee-related expenses of $997,300 driven by a decline in the average headcount.

Other expenses. The decrease in other expenses by $4,822,600, for the three months ended September 30, 2023, compared to September 30, 2022 were primarily due to:

1-	A decrease in legal settlement fees of $3,463,000 driven by a settlement reached in September 2022 on the Sabby and Empery cases related to the July 2, 2021 public offering. See Note 7— Commitments and Contengencies for more discussion.

2-	An increase in other income of $1,792,000 related to a an engagement letter with a major vendor to facilitate the payment of the balance due. The Company obtained a credit memo of $1.10 million, which waived a significant portion of the amount owed, including all the debt issuance costs of $0.5 million.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended
	September 30,		Increase (Decrease)
	2023	2022	$	%
Operating expenses:
Research and development	$6,718,800	$10,590,700	$(3,871,900)	(37)%
General and administrative	7,902,800	13,602,600	(5,699,800)	(42)%
Total operating expenses	14,621,600	24,193,300	(9,571,700)	(40)%
Loss from operations	(14,621,600)	(24,193,300)	(9,571,700)	(40)%
Other expense
Interest expense	(1,219,300)	(6,900)	1,212,400	NM
Litigation settlement	(1,730,000)	(3,463,000)	(1,733,000)	NM
Other income	1,312,700	—	(1,312,700)	NM
Total other expense	(1,636,600)	(3,469,900)	(1,833,300)	NM
Net loss	$(16,258,200)	$(27,663,200)	$(11,405,000)	(41)%

NM: Not meaningful

Research and development expenses.

The following table summarizes our research and development expenses by product candidate or development program:

	Nine Months Ended
	September 30,		Increase (Decrease)
	2023	2022	$	%
Direct research and development expenses by product candidate:
AIDT-1 development costs	$941,500	$—	$941,500	NM
ALEXIS-PRO-1	—	1,400,900	(1,400,900)	(100)%
ALEXIS-ISO-1	—	1,357,400	(1,357,400)	(100)%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	2,071,400	3,830,200	(1,758,800)	(46)%
Laboratory supplies and services	594,700	1,134,800	(540,100)	(48)%
Outsourced research and development (net of reimbursements)	466,300	421,800	44,500	11%
Laboratory equipment and maintenance	2,009,700	1,446,100	563,600	39%
Facility-related costs	502,300	679,700	(177,400)	(26)%
Intellectual property	72,200	260,600	(188,400)	(72)%
Other research and development costs	60,700	59,200	1,500	3%
Total research and development expenses	$6,718,800	$10,590,700	$(3,871,900)	(37)%

NM – Not meaningful

The primary drivers for the reduction in research and development expenses of $3,871,900, or 37%, for the nine months ended September 30, 2023, compared to September 30, 2022 are as follows:

1-	AIDT-1 development cost increased by $941,500, related to the prioritization of the Deltacel-01 development.
2-	Direct research and development costs for ALEXIS-PRO-1 and ALEXIS-ISO-1 decreased by $1,400,900 and $1,357,400, respectively, related to the prioritization of Deltacel-01 and the temporary suspension of the development of these two product lines.
3-	Employee related costs decreased by $1,758,800 mainly related to a decrease in employee headcount, in addition to corresponding decrease to a retention bonus for those employees.
4-	Laboratory supplies and services decreased by $540,100 mainly related to the tempoarary suspension of the development of ALEXIS-PRO-1 and ALEXIS-ISO-1.
5-	Outsourced research and development increased by $44,500, primarily due to the focus on Deltacel, and the related expense attributable to preparation for our clinical trials.
6-	Laboratory equipment and maintenance increased by $563,600, primarily due to increased depreciation expense related purchases of equipment due for the development of ALEXIS-PRO that occurred in June of 2022.
7-	Facilities related costs decreased by $177,400, due to the lab expansion attributable to GDT manufacturing during the nine months ended September 30, 2022.
8-	Intellectual Property expenses decreased by $188,400, related to the Company’s alignment towards maintaining our key product candidates (Deltacel, Procel, and Isocel) while certain non-key and legacy technologies had patent applications which either expired or were abandoned

General and administrative expenses. The decrease in general and administrative expenses by $5,699,800, or 42%, for the nine months ended September 30, 2023, compared to September 30, 2022 were primarily due to:

1-	A decrease in legal services of $2,643,400 driven by a significant decline in expenses related to the Internal Review and related matters.
2-	A decrease in employee-related expenses of $2,934,000 driven by a decrease in the average headcount.

Other expenses. The decrease in other expenses by $1,833,300, for the nine months ended September 30, 2023, compared to September 30, 2022 were primarily due to:

1-	A decrease in legal settlement fees of $1,733,000 driven by a settlement reached in September 2022 on the Sabby and Empery cases related to the July 2, 2021 public offering, offset by a settlement reached on the Karp and Podmore class actions in the third quarter of 2023. See Footnote 7 for more discussion.

2-	An increase in other income of $1,312,700 related to a an engagement letter with a major vendor to facilitate the payment of the balance due. The Company obtained a credit memo of $1.10 million, which waived a significant portion of the amount owed, including all the debt issuance costs.

3-	An increase in interest expense of $1,212,400 driven by the issuance of $19,600,000 of convertible promissory notes during the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $4,379,500. As of October 31, 2023, we had cash and cash equivalents of $2,890,100. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible promissory notes, preferred stock, common stock from the initial public offering and follow-on offering.

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

As described above under “Going Concern and Liquidity,” in the absence of financing, management anticipates that existing cash resources combined with verbal, non-contractual commitments for additional financing will not be sufficient to meet operating and liquidity needs beyond the beginning of January 2024. Management may further evaluate various cost reduction actions, including possible reductions in the Company’s workforce and suspending research and development expenditures on one or more product candidates, in order to reduce the Company’s expenditures and preserve cash. We are limited in our ability to reduce expenditures for known contractual obligations.  As a result, we are not able to predict whether any cost reduction actions will be successful or how much longer any such actions will allow the Company to continue to operate without financing.

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

Our recent planned underwritten public offering was not successful, and we are currently seeking short-term financing to be able to continue our operations past the beginning of January 2024. If we are successful in obtaining short-term financing to fund our operations beyond the end of the year, we intend to seek significant additional capital funding to develop our platform, hire scientific professionals and other general and administrative employees, and for clinical trials. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of any such financings will be favorable. Further, the results of our Internal Review demonstrated that we had ineffective disclosure controls and procedures during the first quarter of 2022 and earlier periods, which resulted in our failure to disclose certain information, which has resulted in litigation which has adversely affected our ability to raise capital. Further, there are other factors which may make financing our operations more difficult, including potential governmental investigation, continued elevated legal and accounting professional fees associated with the Internal Review and securities litigation, and other risk factors listed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. In consideration of our plans, substantial doubt is not alleviated.

Summary of Cash Flow

The following table sets forth a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(15,818,000)	$(19,643,400)
Net cash used in investing activities	(97,500)	(4,823,300)
Net cash provided by financing activities	19,649,800	(454,500)
Net increase (decrease) in cash and cash equivalents	3,734,300	(24,921,200)
Cash and cash equivalents at beginning of the period	645,200	25,353,900
Cash and cash equivalents at end of the period	$4,379,500	$432,700

Cash flows from operating activities

Net cash used in operating activities was $15.8 million for the nine months ended September 30, 2023, as compared to $19.6 million for the nine months ended September 30, 2022. The decrease by approximately $3.8 million dollars is driven primarily by the reduction in overall spending in research and development due to the deferral of expenditures on the Procel and Isocel lines combined with an overall reduction in headcount. See our discussion in Results of Operations and our Statement of Cash Flows for more information.

Cash flows from investing activities

Net cash used in investing activities was $0.1 million dollars for the nine months ended September 30, 2023, as compared to $4.8 million for the nine months ended September 30, 2022. Our net cash used in investing activities for the nine months ended September 30, 2022 primarily consisted of cash flows for purchases of property and equipment, for our cGMP facilities located in our leased facility in Houston, Texas.

Cash flows from financing activities

Net cash provided by financing activities was $19.6 million for the nine months ended September 30, 2023, as compared to net cash used of $0.5 million for the nine months ended September 30, 2022. The change in cash flows from financing activities for the periods shown are driven by the issuance of approximately $0.6 million of equity and $19.6 million of  convertible notes for the nine months ended September 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision, and with the participation, of our current management, including our CEO and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023. Based on this evaluation of our disclosure controls and procedures, our management, including our CEO and Principal Financial Officer, have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the material weaknesses in our internal control over financial reporting described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses were identified during the quarter ended September 30, 2023 because we do not have a formal process for period end financial closing and reporting, and also because we have insufficient resources to conduct an effective monitoring and oversight function independent from our operations. These material weaknesses result in an increased risk of material misstatement in the financial statements. In addition, during the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to a lack of effective disclosure controls. Such material weakness has not been fully remediated during the quarter ended September 30, 2023.

Remediation Activities

We believe that we are addressing the material weaknesses identified in connection with the quarter ended September 30, 2023, through measures including:

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

Management concluded that these material weaknesses still existed as of September 30, 2023. In order to consider these material weaknesses to be fully remediated, we believe additional time is needed to demonstrate effectiveness of the remediation.

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

Our management believes that these material weaknesses were not remediated as of September 30, 2023 because the Company continues to be cash constrained and could not fully remediate. In order to consider these material weaknesses to be fully remediated, we believe additional time is needed to demonstrate effectiveness of the remediation.

Changes in Internal Control over Financial Reporting

The Company is designing and implementing new controls which it believes will mitigate the previously identified material weakness in our internal control over financial reporting by December 31, 2023.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time in the future, we may become involved in litigation or other legal proceedings that arise in the ordinary course of business.

Dr. Terrell Claim

On March 22, 2021, Jason Terrell (“Terrell”), a former consultant for and director of the Company, commenced an action against us in the Court of Chancery of the State of Delaware, C.A. No. 2021-0248-MTZ (the “Action”). In the Action, Terrell seeks a declaratory judgment that we are obligated to issue him (i) options to purchase 16,667 shares of our common stock at a price of $15.00 per share pursuant to an alleged 2014 consulting agreement, and (ii) options to purchase an additional 16,667 shares of our common stock at a price of $5.10 per share pursuant to an alleged January 2017 non-employee director options agreement. In his complaint, Terrell also claimed that, pursuant to our operative certificate of incorporation, he is entitled to indemnification from us for attorneys’ fees and costs he incurs in connection with the Action because the Action arises in connection with his position as a former director.

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

Pursuant to a stipulated scheduling order, the parties submitted supplemental letter briefs to the Chancery Court in mid-August 2023, addressing the impact of the Opinion on the Company’s motion to dismiss. Thereafter, the Chancery Court notified the parties that it had received the supplemental letter briefs and would take the matter under advisement without holding oral argument. The parties are awaiting the Chancery Court’s decision on the motion to dismiss.

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

Settlement in Principle of the Class Action

On August 7, 2023, we entered into a term sheet with the plaintiffs in the Class Action, to settle in principle (and globally resolve) the Class Actions.  In the Class Action, the plaintiffs have made allegations and asserted claims against the Company and certain current and former directors and officers, as well as the Company’s former underwriter, including for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 as well as Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934 in connection with a public offering by the Company that closed on or about July 2, 2021. We subsequently reached agreement with the plaintiffs in the Class Action on all settlement materials and terms including with respect to payment of up to $2,300,000 and, on September 29, 2023, counsel for plaintiffs submitted the proposed settlement materials to the Court for approval. Of this amount, insurance will cover $570,000, resulting in a net settlement of $1,730,000 owed by the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
10.1	Form of the 25% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 29, 2023)
10.2	Form of the 25% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 2, 2023)
10.3	Executive Employment Agreement dated as of October 1, 2023 by and between Kiromic Biopharma, Inc. and Brian Hungerford (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2023)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
Date: November 14, 2023	KIROMIC BIOPHARMA, INC.

/s/ Pietro Bersani
Name: Pietro Bersani
Title: Chief Executive Officer (Principal Executive Officer)

/s/ Brian Hungerford
Name: Brian Hungerford
Title: Chief Financial Officer (Principal Financial and Accounting Officer)