Form 10-K
period 2023-12-31
Kiromic Biopharma, Inc.
filed 2024-03-19
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39169

Kiromic BioPharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-4762913
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7707 Fannin Street, Suite 200, Houston, TX	77054
(Address of Principal Executive Offices)	Zip Code

(832) 968-4888
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common Shares, par value $0.001 per share	KRBP	The OTCQB Market

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
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $3,175,902 based on the closing price of the Common Stock on the Nasdaq Stock Market on June 30, 2023.

As of March 18, 2024, there were 1,288,235 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year covered by this report.

Kiromic BioPharma, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2023

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

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and subsequent quarterly reports on Form 10-Q describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized, except as may be required by law.

RISK FACTOR SUMMARY

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2023.

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

Risks Related to Our Financial Position

●	We have incurred losses since inception and may never achieve or sustain profitability.
●	We will need substantial additional funding and cannot be certain that additional capital will be available.
●	If we are unable to raise substantial additional capital, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.
●	Our financial situation creates doubt whether we will continue as a going concern.

Risks Related to our Business

●	We have a limited operating history, which makes it difficult to evaluate our current business and future prospects.
●	As a company, we have never commercialized a product.
●	We must maintain quality controls and compliance with manufacturing standards.
●	Our future success depends on our ability to retain our key executives and qualified personnel.
●	We may experience difficulties in managing our growth, which could disrupt our operations.
●	Our governing documents could limit our stockholders’ ability to obtain a favorable judicial forum for disputes.
●	We are an emerging growth company, and we cannot be certain if the reduced reporting requirements make our shares less attractive to investors.
●	We may be subject to securities laws claims regarding past disclosures.
●	We face risks associated with increased political uncertainty.

Risks Related to our Product Candidates

●	Our tumor-specific cancer immunotherapy approach exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.
●	We face substantial competition from other pharmaceutical and biotechnology companies.
●	Other existing or future technologies may provide significant advantages over our technologies.
●	We may expend resources pursuing programs or products that may be less successful than others.
●	If we experience delays or difficulties in patient enrollment for clinical trials, our research and development efforts and the receipt of necessary regulatory approvals could be significantly delayed or prevented.
●	Delays in the commencement and completion of clinical trials could increase costs and delay or prevent regulatory approval and commercialization of our product candidates.
●	We may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our immunotherapy candidates prove to be ineffective, unsafe or commercially unviable, our entire technology platform and pipeline would have little, if any, value.
●	Results from preclinical studies and early-stage clinical trials may not be predictive.

●	Preliminary interim or “top-line” data that we announce may change as more data becomes available.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any products that we develop alone or with collaborators.
●	Our product candidates are complex and difficult to manufacture.
●	If we are unable to obtain sufficient quantities of raw materials and supplies, at acceptable prices and on a timely basis, it could harm our business.
●	The market opportunities for our product candidates may be smaller than we estimate.

Risks Related to Government Regulation

●	The U.S. Food and Drug Administration (the “FDA”) regulatory approval process is lengthy and time-consuming, and we may continue to experience significant delays.
●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.
●	Our product candidates may cause undesirable side effects or have other properties that delay or prevent their regulatory approval or limit their commercial potential.
●	We expect the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.
●	The regulatory landscape that will govern our product candidates is uncertain.
●	The FDA may disagree with our plans, and we may fail to obtain regulatory approval of our product candidates.
●	We may be unable to obtain orphan drug designation or to maintain the associated benefits.
●	We may not be successful in obtaining regulatory approval of our product candidates in other jurisdictions.
●	Our products will be subject to ongoing regulatory obligations and continued regulatory review.
●	Healthcare reform measures may have a material adverse effect on our product candidates’ commercial success.

Risks Related to Our Reliance on Third Parties

●	We depend on collaborations with third parties for certain research, development and commercialization activities, and if any such collaborations are not successful, it may harm our business and prospects.
●	Our relationships with healthcare professionals, clinical investigators, Contract Research Organizations (“CROs”), and third-party payors may be subject to federal and state healthcare fraud and abuse laws, false claims laws, transparency laws, government price reporting, and health information privacy and security laws.

Risks Related to Intellectual Property

●	Patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our business position.
●	Our ability to compete effectively in our markets may decline if we do not adequately protect our proprietary rights, and our proprietary rights do not necessarily address all potential threats to our competitive advantages.
●	We could lose license rights that are important to our business if we fail to comply with our obligations in the agreements under which we license such intellectual property.
●	We may not be able to protect our intellectual property rights throughout the world.

●	We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information or trade secrets of third parties.

Risks Related to the Market for Our Common Stock

●	Our common stock may be volatile or may decline regardless of our operating performance.
●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for the shares and trading volume could decline.
●	We do not expect to pay dividends in the foreseeable future.
●	Our stockholders may experience substantial dilution if we issue additional shares of our capital stock.
●	We may issue additional debt and equity securities, which could materially adversely affect the market price of our common stock.
●	Failure to meet listing requirements of OTCQB Market, LLC (“OTCQB”) could result in the delisting of our common stock, negatively impact the price of our common stock and negatively impact our ability to raise additional capital.

Risks Related to Going Concern and Bankruptcy

●	We may not be able to continue as a going concern and holders of our common stock could suffer a total loss of their investment.
●	In the event we pursue Bankruptcy Protection, we will be subject to the risks and uncertainties associated with such proceedings.
●	In the event we are unable to pursue Bankruptcy Protection under Chapter 11 of the United States Bankruptcy Code, or, if pursued, successfully emerge from such proceedings, it may be necessary to pursue Bankruptcy Protection under Chapter 7 of the United States Bankruptcy Code for all or a part of our businesses.

Risks Related to Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure

●	We are increasingly dependent on our information technology systems and infrastructure for our business.
●	Any security breach of other incident, whether real or perceived, could cause us to suffer reputational damage.
●

ITEM 1. BUSINESS.

Overview

Kiromic BioPharma, Inc. and subsidiaries (the “Company”) is a clinical stage, fully integrated biotherapeutics company formed under the Texas Business Organizations Code in December 2012. The Company maintains offices in Houston, Texas. The Company has not generated any revenue to date.

The Company is an allogeneic Gamma Delta T-cell therapy company featuring unique, proprietary end-to-end bioinformatic, AI targeting, and manufacturing technologies to address solid tumors. Our end-to-end approach consists of target discovery and validation, product development, and on-site current good manufacturing practices (“cGMP”), which we believe will allow us to leverage a new framework for the next generation of cell therapies.

From a development standpoint, we utilize innovative non-engineered and engineered Gamma Delta T cell (GDT) technologies and are developing proprietary, virus-free cell engineering methods to develop novel therapies for solid tumors that we believe will be effective and cost-efficient. Deltacel™ (Deltacel) is our first allogeneic, off-the-shelf GDT cell-based product in Phase 1 clinical stage. Our Procel™ (“Procel”) and Isocel™ (“Isocel”) product candidates consist of allogeneic, engineered, off-the-shelf CAR-GDT cells, and they are currently in the preclinical development stage. Our Procel product candidate consists of engineered GDTs that target PD-L1. Our Isocel product candidate consists of engineered GDTs that target Mesothelin Isoform 2 positive tumors (“Iso-Meso”). Our Deltacel product candidate consists of non-engineered GDTs which we expand, enrich, and activate ex- vivo through a proprietary process, and it is intended to treat solid tumors regardless of the specific tumor antigen expression. Procel consists of engineered GDTs targeting PD-L1 positive tumors, while Isocel consists of engineered GDTs targeting solid tumors expressing a tumor-specific variant (Isoform) of Mesothelin (“Iso-Meso”).

We currently have three product candidates: 1) Deltacel™, non-engineered GDTs, expanded and activated with proprietary technology; 2) IsocelTM, GDTs engineered with an anti-Mesothelin isoform Chimeric Antigen Receptor; and 3) ProcelÔ, GDTs engineered with a PD-1 switch receptor.

We have a total of five clinical programs to study our key product candidates:

1)	Deltacel-01: This phase 1 clinical trial is evaluating Deltacel in combination with low-dose targeted radiation for patients with non-small cell lung cancer (NSCLC).
2)	Isocel combination: This phase 1 clinical trial is expected to evaluate Isocel in combination with low-dose radiation for patients with Mesothelin Isoform 2 positive solid malignancies.
3)	Alexis-ISO-1: This phase 1 clinical trial is expected to evaluate Isocel in patients with Mesothelin Isoform 2 positive solid malignancies.
4)	Procel combination: This phase 1 clinical trial is expected to evaluate Procel in combination with low-dose radiation for patients with PD-L1 positive solid malignancies.
5)	Alexis-PRO-1: This phase 1 clinical trial is expected to evaluate Procel in patients with PD-L1 positive solid malignancies.

The Company is developing a novel and virus-independent engineering method, which will result in the submission of new IND applications (clinical programs 2, 3, 4 and 5). These applications are expected to be ready for submission to the FDA in the first half of 2025, subject to sufficient financing to support the progression of the developments of those additional clinical trial candidates. Depending on evidence from preclinical studies, we may limit the new IND submission to two instead of four: one for Isocel and one for Procel.

We submitted the IND for the Deltacel trial on March 31, 2023, and we began the activation of the clinical trial process during the second quarter of 2023. In December 2023, we entered the enrollment phase and are currently conducting part 1 (dose escalation) of the study. On October 23, 2023, we entered into a clinical trial agreement with Beverly Hills Cancer Center (BHCC) to conduct our Deltacel-01 Phase 1 Study in patients with stage 4 Non-Small Cell Lung Cancer (NSCLC). Lung cancer counts more than 2 million new diagnoses globally each year and is almost three times as deadly as breast and ovarian cancers. On December 13, 2023, the first patient in the Deltacel-01 trial received the first dose of Deltacel at BHCC. We report no dose-limiting toxicities to date and a favorable preliminary outcome showing stabilization of disease at the 6-week follow-up, and a reduction of the tumor lesion at the two-month follow-up. As we continue to monitor this patient, we enrolled two additional patients at BHCC. On February 28, 2024, we activated a second clinical trial site with Virginia Oncology Associates, PC in our Deltacel-01 Phase 1 Study, where patient enrollment is expected to begin in April 2024. Also, we plan to open the study at one additional clinical site by the end of March 2024.

We plan to continue the development of Isocel and Procel, and we expect to be able to be beginning the activation process for clinical programs 2 to 5 by the first half of 2025, subject to obtaining sufficient financing to support the progression of the development of these additional clinical trial candidates.

From a target discovery standpoint, our proprietary target discovery engine is called "Diamond." The Diamond platform is a suite of data mining algorithms that identify cancer-specific immunotherapy targets and AI models that evaluate the quality of potential targets. We believe that Diamond dramatically accelerates the development of live drug technologies by quickly locating rare cancer-specific targets in vast databases of billions of genomic datapoints and by applying the latest in machine learning methods to eliminate targets likely to fail prior to costly laboratory validation and development. From a development standpoint, Kiromic utilizes innovative engineered GDT manufacturing technologies and is developing proprietary, virus-free engineering tools, to develop novel therapies for solid tumors that will be effective and cost-efficient. Our Allogeneic Lead Exogenous Isoforms (“ALEXIS”) platform consists of allogeneic cell therapy products, currently in the pre-Investigational New Drug development stage. Investigational New Drug (“IND”) application enabling, non-clinical pharmacology studies are supportive for the GDT-based therapy.

Our ALEXIS-PRO-1 trial candidate is our allogeneic GDT therapy product targeting PD-L1. Our ALEXIS-ISO-1 trial candidate is our allogeneic GDT therapy product targeting an isoform of Mesothelin that is preferentially present on tumor cells, namely Mesothelin Isoform 2 (“Isomeso”).

From a manufacturing standpoint, Kiromic uses in-house R&D laboratory facilities, current good manufacturing practices (“cGMP”) production facilities for cell manufacturing with dedicated on-site quality control and environmental monitoring laboratories, which we believe will ensure rapid discovery, validation, development and a streamlined clinical product release. We believe that our allogeneic, off-the-shelf (“OTS”) manufacturing process will result in short lead times and low costs, opening up opportunities for outpatient treatment.

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

Next Generation Allogeneic Therapy Summary

We believe that our Next Generation Allogeneic Approach results in the following:

1.	Addressing a Growing Market: Solid tumors represent approximately 90% of new cases according to the American Cancer Society. We believe that our therapies can address a significant contingency of these cases.
2.	Targeting Antigen Escape by Targeting PD-L1: Similarly, since many solid tumors have a wide expression of PD-L1. We believe that our ALEXIS-PRO-1 trial candidate can effectively treat most solid cancers.
3.	Exploitation of GDT’s Natural Potency: Further, by using GDT, we believe that our trial candidates can achieve superior safety and superior efficacy based on our pre-clinical results.

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

Further, we believe that the overall global CAR-T cell therapy market could expand to more than $33 billion by 2027. Additionally, by focusing on an allogeneic approach, we believe that we can provide a simplified and efficient supply chain with improved product availability compared to the autologous therapies. Allogeneic CAR-T cell therapies involve engineering healthy donor T cells, which we believe will allow for the creation of an inventory of OTS products that can be delivered to a larger portion of eligible patients throughout the world.

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

The primary goal will be to assess safety, tolerability, and preliminary efficacy of KB-GDT-01 at increasing dose levels in order to estimate the recommended Phase 2 dose (RP2D) which will serve as the dose for up to additional 12 subjects in the expansion phase.

We submitted the IND for the Deltacel trial in March 2023, obtained FDA authorization in April 2023, and we began the activation of clinical trial process in May 2023. The study is conducted in two parts.

In Part 1 (Dose Escalation), the study will attempt to identify the best dose with the lowest incidence of adverse effects. In Part 2 (Expansion) the best dose will be further investigated in up to 12 additional participants. In December 2023, we entered the enrollment phase, and we are currently evaluating the first dose level of the dose-escalation part of the trial.

Isocel will be studied alone or in combination with low-dose radiation for subjects with Mesothelin Positive Metastatic or Progressive Locally Advanced Solid Malignancies.

Procel will be studied in a Phase 1, First-in-Human, Open-label, Dose Escalation Study of an Allogeneic Gamma Delta PD1 T Cell Switch Receptor Therapy (KB-PD1) for subjects with PD-L1 Positive Metastatic or Progressive Locally Advanced Solid Malignancies.

The primary goal of these studies will be to assess safety, tolerability, and preliminary efficacy of Kiromic’s cell therapy products at increasing dose levels in order to estimate the maximum tolerated dose (MTD) which will serve as the dose for an expansion cohort.

Prior to treatment, all patients are expected to undergo selected screening process to assure that they meet all the corresponding inclusion and exclusion criteria and are expressing the intended targets (Iso-MESO or PD-L1).

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

Histopathology examination on multiple organs did not evidence any abnormalities after Deltacel administration.

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

The safety laboratory analyses and safety monitoring visits conducted so far on our first subject enrolled in the Deltacel-01 clinical trial confirmed such a safety profile and revealed that the treatment was and continues to be well tolerated.

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

Adding the standard tumor therapy treatment to the Delatcel (KB-GDT-01) injections prolonged the duration and the magnitude of the benefit afforded by the cell treatment alone, and it was superior to the standard therapy when compared with the untreated control group (vehicle). These effects were not associated to any effect on multi-organ functions and metabolism as evidenced by a clinical chemistry analysis. Based on the mRNA profile by NanoString analysis, adding the standard anti-tumor therapy to KB-GDT-01 appeared to favor a pro-inflammatory tumor microenvironment. A unique gene expression signature was identified in mice treated with the combination therapy that could not be obtained with either monotherapies and could represent a set of biomarkers that may be associated to Deltacel in patients.

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

Our headquarters in Houston, Texas, support clinical manufacturing operations.

If any of our product candidates are approved, to meet projected needs for commercial sale quantities, we anticipate that we will need to obtain additional manufacturing capacity.

Benefits

We believe that the manufacturing of our therapies with these processes and infrastructure results in the following key benefits:

1.	No Lead Time – OTS therapies are ready on demand. They are produced in advance of patient visits and are cryogenically frozen. Conversely, autologous therapies have approximately three to five weeks of lead time.
2.	Outpatient Treatment – This means reduced hospitalization and other treatment-related costs. Current hospitals struggle to break even if CAR-T cell therapies are administered in the inpatient setting.

3.	Lower Production Costs – We have In-house cGMP manufacturing (full control and vertical integration of the manufacturing process) for vector production and cell therapy production.

Our Product Pipeline and Development

Using our proprietary technologies, we are researching and developing multiple product candidates for the treatment of solid tumors. Our product candidates are allogeneic, non-engineered, and engineered GDTs to be used for specific patients as treatments for metastatic or progressive locally advanced solid malignancies.

Our product pipeline and clinical program projected timelines are represented in the diagrams below (clinical timelines and final patient accrual numbers are predicated upon FDA review and will be modified in accordance with FDA requirements):

If we achieve preliminary proof of efficacy from our patients in the Deltacel-01 phase 1 clinical trial, we plan to apply for a breakthrough designation in the summer of 2024.

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

On February 28, 2024, we notified Molipharma of the Company’s intent not to renew, allowing the Joint Venture to expire on April 2, 2025.

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

Potential cell therapy competitors include:

•	Autologous T cell therapy competition: Adaptimmune Therapeutics PLC, Amgen Inc., Autolus Therapeutics plc, bluebird, Gilead (acquired Kite), Novartis International AG, Celgene (acquired Juno), Tmunity Therapeutics, Inc. and Unum Therapeutics Inc.
•	Allogeneic T cell therapy competition: Atara Biotherapeutics, Inc., Celyad S.A., CRISPR Therapeutics AG, Fate Therapeutics Inc., Intellia Therapeutics, Inc., Gilead (acquired Kite), Allogene Therapeutics, Inc., Poseida Therapeutics, Inc., Precision Biosciences, Inc., Sangamo Therapeutics, Inc., and Cytomed Therapeutics Pte, Ltd.

•	GDT cell therapy competition: Adicet Bio, Inc., Lava Therapeutics N.V., IN8 Bio, Inc. TC Biopharm Limited, Acepodia Inc., GammaDelta Therapeutics Limited (acquired by Takeda), ImCheck Therapeutics SAS, Immatics/BMS NV.

We believe to be unique in our position to target multiple solid malignancies with a combination of non-engineered and engineered, but not gene-edited, allogeneic off-the-shelf GDT cells and to be the first to use an innovative low-dose radiation protocol in combination with our cell products.

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

This business has not generated any revenues nor other income for Kiromic during the years ended December 31, 2023 or 2022.

InSilico Solutions, LLC

Our wholly owned subsidiary, InSilico Solutions, LLC (“InSilico”), operated a world class bioinformatics and AI services company. The Company completed its acquisition of InSilico on July 26, 2021, which was fully absorbed into Kiromic as of December 31, 2022, and no longer operates as an entity.

This business has not generated any revenues nor other income for Kiromic during the years ended December 31, 2023 or 2022.

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

U.S. Product Development Process

In the U.S., the FDA regulates pharmaceutical and biological products under the FDCA, the PHSA, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the U.S. generally involves the following:

•	Completion of nonclinical laboratory tests and animal studies according to good laboratory practices (“GLPs”) and applicable requirements for the humane use of laboratory animals, such as the Animal Welfare Act, or other applicable regulations.
•	Submission to the FDA of an IND, which must become effective before human clinical trials may begin.

•	Approval by an independent institutional review board (“IRB”) or ethics committee at each clinical site before the trial is commenced at that site.
•	Performance of adequate and well-controlled human clinical trials according to the FDA’s good clinical practice requirements (“GCPs”), and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the proposed biological product for its intended use.
•	Submission to the FDA of a Biologics License Application (BLA) for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials, as well as detailed information about the chemistry, manufacturing and controls, and proposed labeling and packaging for the product candidate.
•	Consideration by an FDA Advisory Committee, if applicable.
•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product candidate is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices (“cGTPs”) for the use of human cellular and tissue products.
•	Satisfactory completion of potential FDA audits of the nonclinical study and clinical trial sites that generated the data in support of the BLA.
•	FDA review and approval, or licensure, of the BLA, including agreement on post-marketing commitments, if applicable.

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

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor's control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA's regulations and GCP requirements, which establish standards for conducting, recording data from, and reporting the results of clinical trials, with the goals of assuring that the data and results are credible and accurate and that study participants’ rights, safety, and well-being are protected.  GCP requirements also include the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Certain clinical trials involving human gene transfer research also must be overseen by an Institutional Biosafety Committee (“IBC”), a standing committee to provide peer review of the safety of research plans, procedures, personnel training and environmental risks of work involving recombinant DNA or RNA molecules. IBCs are typically assigned certain review responsibilities relating to the use of recombinant DNA or RNA molecules, including reviewing potential environmental risks, assessing containment levels, and evaluating the adequacy of facilities, personnel training, and compliance with the National Institutes of Health Guidelines. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board (“DSMB”), which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trials results to public registries.

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

Any product submitted to the FDA for approval including a product with a fast-track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review, breakthrough therapy designation, and accelerated approval. A product is eligible for priority review if is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review on a 6 month, rather than the standard 10-month, timeline. Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA requires as a condition for accelerated approval that promotional materials be submitted in advance of initial dissemination, which could adversely impact the timing of the commercial launch of the product. Breakthrough therapy designation is also intended to expedite the development and review of products that treat serious or life-threatening conditions. The designation by the FDA requires preliminary clinical evidence that a product candidate, alone or in combination with other drugs and biologics, demonstrates substantial improvement over currently available therapy on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation comes with all of the benefits of fast-track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. Breakthrough Therapy designation may be rescinded if the FDA determines the program no longer meets the qualifying criteria for breakthrough therapy. Regenerative Medicine Advanced Therapy (“RMAT”), designation was established by FDA in 2017 to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that may include more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review.

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

Human Capital

Our Employees. As of December 31, 2023, we had a total of 35 employees all located in the United States of America. Our highly qualified and experienced team includes scientists, physicians, laboratory technicians, finance professionals, and administrative professionals. We also utilize a number of consultants for financial reporting, clinical, regulatory, and SEC compliance.

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

We generated negative cash flows from operations and have incurred net operating losses each year since we started business. For the year ended December 31, 2023, we incurred net losses of $20,949,300 and our net cash used in operating activities was $21,225,300. As of December 31, 2023, our accumulated deficit was $122,896,800. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next twelve months. As our focus on development of our product candidates has increased, losses have resulted primarily from expenses associated with research and development and clinical trial-related activities, as well as general and administrative expenses. While we have implemented and continue to implement cost reduction measures where possible, we nonetheless expect to continue operating in a loss position on a consolidated basis and expect that recurring operating expenses will be at higher levels for the year ending December 31, 2024. Further, we anticipate that our expenses will increase substantially if and as we:

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

We have secured capital historically from equity offerings and debt financing. To obtain additional capital, we may pursue debt and/or equity offering programs, strategic corporate partnerships, state and federal development programs, licensing arrangements, and sales of assets. We cannot be certain that additional capital will be available on terms acceptable to us, or at all.

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

We have not generated any revenues to date. For the years ended December 31, 2023 and 2022, we had a net loss of $20,949,300 and $34,731,000, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain funding from additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern.

Risks Related to our Business

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment.

We are a company with a limited operating history. We began principal business operations in 2012 and spent the first three years of our history developing and refining our core technology, and only since then have we focused our efforts on advancing the development of product candidates.

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

We are highly dependent on the research and development experience, technical skills, leadership and continued service of certain members of our management and scientific teams, including Pietro Bersani, our Chief Executive Officer, Brian Hungerford, our Chief Financial Officer, Leonardo Mirandola, our Chief Scientific Officer and Scott Dahlbeck, our Chief of Staff Officer.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. If patients are unwilling to participate in our trials because of restrictions on travel or healthcare institution policies, negative publicity from adverse events in the biotechnology industries, public perception of vaccine safety issues or for other reasons, including competitive clinical trials for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

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

We may seek Breakthrough Therapy Designation (BTD) and/or Orphan Drug Designation (ODD) for some of our product candidates across various indications, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

Even if we have or obtain patents covering Diamond and ALEXIS or any other product candidates or compositions, others may have filed, and in the future may file, patent applications covering compositions, products or methods that are similar or identical to ours, which could materially affect our ability to successfully develop any product candidates or to successfully commercialize any approved products alone or with collaborators. In addition, because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that may cover Diamond and ALEXIS or any other product candidates or compositions. These patent applications may have priority over patent applications filed by us.

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

We may incur rapid and substantial decreases in our stock price in the future that are unrelated to our operating performance or prospects. Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.”  Volatility in the market price of our common stock may prevent investors from being able to sell their shares at or above the purchase price. As a result, you may suffer a loss on your investment.

Because a principal stockholder controls a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

As of March 18, 2024, a principal stockholder beneficially owns approximately 19.67% of our outstanding shares of common stock. As a result, this stockholder has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, this stockholder has the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

● delaying, deferring or preventing a change in corporate control;

● impeding a merger, consolidation, takeover or other business combination involving us; or

● discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Security breaches, cyber-attacks, or other disruptions or incidents could expose us to liability and affect our business and reputation.

We are increasingly dependent on our information technology systems and infrastructure for our business. We, our collaborators and our service providers collect, store, and transmit sensitive information including intellectual property, proprietary business information, clinical trial data and personal information in connection with our business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees, nation-state and nation-state supported actors, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance.

We have implemented information security measures to protect our systems, proprietary information, and sensitive data against the risk of inappropriate and unauthorized external use and disclosure and other types of compromise. However, despite these measures, and due to the ever-changing information cyber-threat landscape, we cannot guarantee that these measures will be adequate to detect, prevent or mitigate security breaches and other incidents and we may be subject to data breaches through cyber-attacks, malicious code (such as viruses and worms), phishing attacks, social engineering schemes, and insider theft or misuse. Any such breach could compromise our networks and the information stored there could be accessed, modified, destroyed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion.

Any security breach of other incident, whether real or perceived, could cause us to suffer reputational damage. Such incidents could result in costs to respond to, investigate and remedy such incidents, notification obligations to affected individuals, government agencies, credit reporting agencies and other third parties, legal claims or proceedings, and liability under our contracts with other parties and federal and state laws that protect the privacy and security of personal information. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

Failure to comply with data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and our partners may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

In addition, the California Consumer Privacy Act, or the CCPA, became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for clinical trial data and the CCPA’s implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. Many similar privacy laws have been proposed at the federal level and in other states.

Foreign data protection laws, including, without limitation, the European Union Directive 95/46/EC, or the Directive, and the European Union’s General Data Protection Regulation, or the GDPR, that became effective in May 2018, and member state data protection legislation, may also apply to health-related and other personal information obtained outside of the United States. These laws impose strict obligations on the ability to process health-related and other personal information of data subjects in the European Union and the United Kingdom, including in relation to use, collection, analysis, and transfer (including cross-border transfer) of such personal information. These laws include several requirements relating to the consent of the individuals to whom the personal data relates, limitations on data processing, establishing a legal basis for processing, notification of data processing obligations or security incidents to appropriate data protection authorities or data subjects, the security and confidentiality of the personal data and various rights that data subjects may exercise.

The Directive and the GDPR prohibit, without an appropriate legal basis, the transfer of personal data to countries outside of the European Economic Area, or EEA, such as the United States, which are not considered by the European Commission to provide an adequate level of data protection. Switzerland has adopted similar restrictions. Although there are legal mechanisms to allow for the transfer of personal data from the EEA and Switzerland to the United States, uncertainty about compliance with European Union data protection laws remains. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the European Union-U.S. and Swiss-U.S. Privacy Shield framework. Additionally, other countries have passed or are considering passing laws requiring local data residency.

Under the GDPR, regulators may impose substantial fines and penalties for non-compliance. Companies that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover (revenue). The GDPR increases our responsibility and potential liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR and other EU and international data protection rules.

Compliance with U.S. and foreign privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. Failure to comply with U.S. and foreign data protection laws and regulations could result in government investigations and enforcement actions (which could include civil or criminal penalties), fines, private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

We believe cybersecurity is critical to advancing our technological developments. As a biopharmaceutical company, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our business strategy, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Risk Management

We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. We have established cybersecurity security awareness training and ongoing monitoring.

In the event of an incident, we intend to follow our cybersecurity incident response plan, which outlines the steps to be followed from incident detection to mitigation, and notification. We contract with external firms that have extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks. As a biopharmaceutical company, we must comply with extensive regulations, including requirements imposed by the Federal Drug Administration related to adequately safeguarding patient information and reporting cybersecurity incidents to the SEC.  We believe we are positioned to meet the requirements of the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach. We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a clinical site, subcontractor, or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to us so that we can assess the direct impact of the incident.

Governance

The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Audit Committee.

While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

ITEM 2. PROPERTIES.

We lease our corporate headquarters at 7707 Fannin Street, Suite 140 in Houston, Texas under a noncancelable operating lease expiring in April 2026. Our lease agreement contains approximately 34,400 square feet. The Company has the option to cancel the lease thereafter until the agreement expires on April 30, 2026. The termination date is effective after a 90-day notice of cancellation.

We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time in the future, we may become involved in litigation or other legal proceedings that arise in the ordinary course of business.

Dr. Terrell Claim

On March 22, 2021, Jason Terrell (“Terrell”), a former consultant for and director of the Company, commenced an action against us in the Court of Chancery of the State of Delaware, C.A. No. 2021-0248-MTZ (the “Action”). In the Action, Terrell seeks a declaratory judgment that we are obligated to issue him (i) options to purchase 16,667 shares of common stock at a price of $15.00 per share pursuant to an alleged 2014 consulting agreement, and (ii) options to purchase an additional 16,667 shares of our common stock at a price of $5.10 per share pursuant to an alleged January 2017 non-employee director options agreement. In his complaint, Terrell also claimed that, pursuant to our operative certificate of incorporation, he is entitled to indemnification from us for attorneys’ fees and costs he incurs in connection with the Action because the Action arises in connection with his position as a former director.

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

Oral argument on Terrell’s appeal was held before the Delaware Supreme Court on February 8, 2023.  On May 4, 2023, the Delaware Supreme Court issued a written opinion (the “Opinion”) reversing the Vice Chancellor’s order of dismissal and remanding to Chancery Court for further proceedings consistent with the Opinion.  In its Opinion, the Delaware Supreme Court affirmed several of the Chancery Court’s legal determinations on the motion to dismiss, but concluded that Chancery Court itself should independently review the Compensation Committee’s determinations under Delaware law. The Delaware Supreme Court also rejected Terrell’s argument that the waiver clause in the third options agreement (which, according to the Company, superseded and extinguished unexercised options under the prior options agreements) was unconscionable.

Pursuant to a stipulated scheduling order, the parties submitted supplemental letter briefs to the Chancery Court in mid-August 2023, addressing the impact of the Opinion on the Company’s motion to dismiss. Thereafter, the Chancery Court notified the parties that it had received the supplemental letter briefs and would take the matter under advisement without holding oral argument.

On January 31, 2024, the Chancery Court issued a letter opinion that dismissed Terrell’s claims based on the contract-interpretation grounds the Company originally advanced back in 2021, as well as the Delaware Supreme Court’s determination that the third options agreement was not unconscionable.  The parties are required to submit a stipulated final order to the Chancery Court, reflecting the outcome of the Chancery Court’s letter opinion, for approval.  Should Terrell appeal the dismissal to the Delaware Supreme Court, the Company intends to vigorously argue that the Chancery Court’s dismissal should be affirmed. We have determined that it is not possible to estimate a potential range of loss at this time.

Karp Class Action

On August 5, 2022, Ronald H. Karp, filed a class action complaint in the United States District Court for the Southern District of New York (the “Karp Class Action”) covering the same subject matter as the Sabby Entities’ and Empery Entities’ claims discussed below and asserting claims against the Company and certain current and former officers and directors of the Company for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021 and Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the certain statements and acts made by the defendants between June 25, 2021 and August 13, 2021.

Podmore Class Action

On October 3, 2022, Joseph Podmore filed a class action complaint in the United States District Court for the Southern District of New York (the “Podmore Class Action”) covering the same subject matter as the Sabby Entities’ and Empery Entities’ claim discussed below asserting claims against the Company and certain current and former officers and directors for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021 and Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the certain statements and acts made by the defendants between June 25, 2021 and August 13, 2021.

The Karp Class Action and the Podmore Class Action are collectively referred to as the “Class Action”. Please refer to the Settlement of the Class Action described more fully below.

Settlement in Principle of the Class Action

On August 7, 2023, we entered into a term sheet with the plaintiffs in the Class Action, to settle in principle (and globally resolve) the Class Actions.  In the Class Action, the plaintiffs have made allegations and asserted claims against the Company and certain current and former directors and officers, as well as the Company’s former underwriter, including for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 as well as Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934 in connection with a public offering by the Company that closed on or about July 2, 2021. We subsequently reached agreement with the plaintiffs in the Class Action on all settlement materials and terms including with respect to payment of up to $2,300,000 and, on September 29, 2023, counsel for plaintiffs submitted the proposed settlement materials to the Court for approval. Of this amount, insurance will cover $570,000, resulting in a net settlement of $1,730,000 owed by the Company. See Note 8 to the consolidated financial statements for more information.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the OTCQB Capital Market under the symbol “KRBP.”

Stockholders

As of December 31, 2023, there were 82 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Issuer Purchases of Equity Securities

There have been no repurchases of our shares of common stock either on the open market or by private transaction during the year ended December 31, 2023.

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

Overview

Kiromic BioPharma, Inc. and subsidiaries (the “Company”) is an allogeneic Gamma Delta T-cell therapy company featuring unique, proprietary end-to-end bioinformatic, AI targeting, and manufacturing technologies to address solid tumors. Our end-to-end approach consists of target discovery and validation, product development, and on-site current good manufacturing practices (“cGMP”), which we believe will allow us to leverage a new framework for the next generation of cell therapies.

From a development standpoint, we utilize innovative non-engineered and engineered GDT technologies and are developing proprietary, virus-free cell engineering tools to develop novel therapies for solid tumors that we believe will be effective and cost-efficient. DeltacelTM (Deltacel) is our first allogeneic off-the-shelf non-engineered GDT cell-based product in Phase 1 clinical stage. Our ProcelTM (“Procel”) and IsocelTM (“Isocel”) product candidates consist of allogeneic, engineered, off-the-shelf GDT cells and they are currently in the preclinical development stage. Our Deltacel product candidate consists of non-engineered GDTs which we expand, enrich, and activate ex- vivo through a proprietary process, and it is intended to treat solid tumors regardless of the specific tumor antigen expression. Procel consists of engineered GDTs targeting PD-L1 positive tumors, while Isocel consists of engineered GDTs targeting solid tumors expressing a tumor-specific variant (Isoform) of Mesothelin (“Iso-Meso”).

We currently have three product candidates: 1) DeltacelTM, non-engineered GDTs, expanded and activated with proprietary technology; 2) IsocelTM, GDTs engineered with an anti-Mesothelin isoform Chimeric Antigen Receptor; and 3) ProcelTM, GDTs engineered with a PD-1 switch receptor.

The Company is developing a novel and virus-independent engineering method, which will result in the submission of new IND applications (clinical trial candidates 2,3,4 and 5). These applications are expected to be ready for submission to the FDA in the first half of 2025, subject to sufficient financing to support the progression of the development of those additional clinical trial candidates. Depending on evidence from preclinical studies, we may limit the new IND submission to two instead of four: one for Isocel and one for Procel.

IND #1 named Deltacel-01 study, is evaluating DeltacelTM GDTs in combination with low-dose radiation. We submitted the IND for the Deltacel-01 trial on March 31, 2023. On April 28, 2023, the FDA authorized us to proceed with the first-in-human clinical trial of Deltacel (IND #1). We began the clinical trial activation process during the second quarter of 2023. We entered into a clinical trial agreement with Beverly Hills Cancer Center (BHCC) on October 23, 2023, to conduct our Deltacel-01 Phase 1 Study in patients with stage 4 Non-Small Cell Lung Cancer (NSCLC). On February 28, 2024, we activated a second clinical trial site with Virginia Oncology Associates, PC. in our Deltacel-01 Phase 1 Study, where patient enrollment is expected to begin in April 2024.  Also, we plan to open the study at one additional clinical site by the end of March 2024.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began principal business operations in 2012. As discussed in more detail below, the Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond mid-June, 2024.

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

Settlement Update

On October 10, 2022, we and certain current and former officers and directors (together with us, the “Defendants”) entered into a Stipulation of Settlement and Mutual Release (the “Initial Settlement Agreements”) with the Empery Entities and with the Sabby Entities (collectively, the “Plaintiffs”), respectively, in connection with a case filed by the Plaintiffs against the Defendants for alleged violations of Sections 11, 12, and 15 of the Securities Act in connection with the purchase of Company’s common stock through the Company’s public offering that closed on July 2, 2021. Pursuant to the Initial Settlement Agreements, the Plaintiffs and the Defendants agreed to dismiss the case with prejudice against all Defendants (including ThinkEquity, LLC) with no admission of liability. As part of the Settlement, the Company agreed to (a) make a $75,000 cash payment to each of the Empery Entities and Sabby Entities and (b) issue the Settlement Notes in the aggregate principal amount of $1,656,720 to each of the Empery Entities and Sabby Entities. The Settlement Notes were convertible into shares of the Company’s common stock (the “Conversion Shares”) at an initial conversion price per share of $9.20 (the “Conversion Price”), subject to a beneficial ownership limitation equivalent to 9.99% (“Beneficial Ownership Limitation”).

On November 2, 2022, the Court granted a joint motion, pursuant to which the Settlement Notes would be unrestricted and exempt from the registration requirements of the Securities Act, and the Conversion Shares, when issued upon conversion of the Settlement Notes in accordance with the terms set forth therein, would also be unrestricted and exempt from the registration requirements of the Securities Act.

As of December 31, 2023, the Settlement Notes were settled and converted into 329,086 shares of common stock, at the Conversion Price. See Note 8 to the Company’s Consolidated Financial Statements, “Commitment and Contingencies” for further details.

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

The Company’s cash and cash equivalents were $3,204,000 as of December 31, 2023. The Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through 12 months after the date of the filing of this Annual Report on Form 10-K. The Company has begun working with a financial advisor to assist it with its efforts to obtain financing. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond mid-June 2024. However, management is currently evaluating various cost reduction actions, including additional reductions in the Company’s workforce and suspending research and development expenditures on one or more product candidates, in order to reduce the Company’s expenditures and preserve cash. We are not able to predict whether any such cost reduction actions will be successful.

As a result of the Company’s current liquidity position, management can provide no assurance that the Company will be able to obtain financing on acceptable terms, if at all. If financing is available, it may not be on favorable terms and may have a significant dilutive effect on our existing stockholders.  In the event we are unable to secure financing sufficient to allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. See Part I, Item 1A. “Risk Factors” for further details.

Financing Update

On October 13, 2022, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”). Pursuant to the SEPA, we shall have the right, but not the obligation, to sell to the Investor up to $8,000,000 (the “Commitment Amount”) of our shares of common stock, par value $0.001 per share (“Common Stock”), at our request any time during the commitment period commencing on October 13, 2022 and terminating on the earliest of (i) the first day of the month following the 24-month anniversary of the SEPA and (ii) the date on which the Investor shall have made payment of any advances requested pursuant to the SEPA for shares of the Common Stock equal to the Commitment Amount. Each sale that we request under the SEPA (an “Advance”) may be for the greater of (i) an amount of shares of Common Stock equal to the average of the daily traded amount of the Common Stock during the five trading days immediately preceding the notice of an Advance or (ii) $1,000,000. The shares would be purchased at 95.0% of the Market Price (as defined below) and would be subject to certain limitations, including that the Investor could not purchase any shares that would result in it owning more than 9.99% of the outstanding Common Stock after such purchase (the "Ownership Limitation").

During the year 2023, the Company issued 197,000 shares under the SEPA for $659,100.

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

On June 26, 2023, the Company issued a 25% Senior Secured Convertible Promissory Note (the “June 26 Note”) to an accredited investor. The Note has a principal amount of $2,400,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on June 26, 2024 (the “June 26 Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The Note is convertible into shares of the Company’s common stock, par value $0.001 per share, at an initial conversion price of $6.50 per share (the “Conversion Price”), subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”).

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

On July 25, 2023, the Company issued a 25% Senior Secured Convertible Promissory Note (the “July 25 Note”) to an accredited investor. The Note has a principal amount of $2,000,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on July 25, 2024 (the “July 25 Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The July 25 Note is convertible into shares of the Company’s common stock, par value $0.001 per share, at an initial conversion price of $6.50 per share, subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”).

On August 25, 2023, the Company issued a 25% Senior Secured Convertible Promissory Note (the “August 25 Note”) to an accredited investor. The Note has a principal amount of $2,400,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on August 25, 2024 (the “August 25 Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The August 25 Note is convertible into shares of the Company’s common stock, par value $0.001 per share, at an initial conversion price of $5.00 per share, subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”).

On September 27, 2023, the Company issued a 25% Senior Secured Convertible Promissory Note (the “September 27 Note”) to an accredited investor. The Note has a principal amount of $2,400,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on September 27, 2024 (the “September 27 Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The September 27 Note is convertible into shares of the Company’s common stock, par value $0.001 per share, at an initial conversion price of $5.00 per share, subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”).

On November 2, 2023, the Company issued a 25% Senior Secured Convertible Promissory Note (the “November 2 Note”) to an accredited investor. The Note has a principal amount of $2,400,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on November 2, 2024 (the “November 2 Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The November 2 Note is convertible into shares of the Company’s common stock, par value $0.001 per share, at an initial conversion price of $2.50 per share, subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”).

On December 12, 2023, the Company issued a 25% Senior Secured Convertible Promissory Note (the “December 12 Note”) to an accredited investor. The Note has a principal amount of $2,000,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on December 12, 2024 (the “December 12 Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The December 12 Note is convertible into shares of the Company’s common stock, par value $0.001 per share, at an initial conversion price of $2.50 per share, subject to a beneficial ownership limitation equivalent to 9.99% (the “Beneficial Ownership Limitation”).

The unpaid principal of and interest on the Notes above constitute our unsubordinated obligations and are senior and preferred in right of payment to all our subordinated indebtedness and equity securities outstanding as of the Issuance Date; provided, however, that we may incur or guarantee additional indebtedness after the Issuance Date, whether such indebtedness are senior, pari passu or junior to the obligations under the Note, which are secured by all of our right, title and interest, in and to, (i) all fixtures (as defined in the Uniform Commercial Code, the “UCC”) and equipment (as defined in the UCC), and (ii) all of our intellectual property as specified in the Note, subject to certain exclusions as described in the Notes.

NASDAQ Letter

On March 14, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company did not maintain a minimum bid price of at least $1.00 for a minimum of ten (10) consecutive business days before the end of the Nasdaq grace period and, therefore, did not regain compliance with Listing Rule 5550(a)(2) by March 13, 2023, as required.

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

On September 12, 2023, the Company received written notice from Nasdaq that it would delist the Company’s shares of common stock from the Nasdaq Capital Market upon the opening of trading on September 14, 2023. As of this date, the Company’s common stock was delisted from the Nasdaq and began trading on the OTC Pink Sheets. On November 17, 2023, the Company successfully uplisted to and began trading on the OTCQB exchange. The transition of the Company’s stock to the OTCQB exchange has not had any impact on its day-to-day operations, nor does the Company anticipate an impact to its operations. The Company is also pursuing an uplist back to the NASDAQ exchange.

Clinical Update

We submitted the IND application for the Deltacel-01 trial in March 2023. On April 28, 2023, the FDA authorized us to proceed with the study. We began the clinical trial activation process during the second quarter of 2023. On October 23, 2023, we entered into a clinical trial agreement with Beverly Hills Cancer Center (BHCC) to conduct our Deltacel-01 Phase 1 Study in patients with stage 4 Non-Small Cell Lung Cancer (NSCLC). Lung cancer is the leading cause of cancer related deaths worldwide, accounting for the highest mortality rates among both men and women. On December 13, 2023, the first patient in the Deltacel-01 trial received the first dose of Deltacel at BHCC. We report no dose-limiting toxicities to date and a favorable preliminary outcome showing stabilization of disease at the 6-week follow-up, and a reduction of the tumor lesion at the two-month follow-up. As we continue to monitor this patient, we enrolled two additional patients at BHCC. On February 28, 2024, we activated a second clinical trial site with Virginia Oncology Associates, PC. in our Deltacel-01 Phase 1 Study, where patient enrollment is expected to begin in April 2024. Also, we plan to open the study at one additional clinical site by the end of March 2024. If we achieve preliminary proof of efficacy from our patients in the Deltacel-01 phase 1 clinical trial, we plan to apply for a breakthrough designation in the summer of 2024.

We plan to continue the development of Isocel and Procel, and we expect to be able to be beginning the activation process for clinical programs 2 to 5 by the first half of 2025, subject to obtaining sufficient financing to support the progression of the development of these additional clinical trial candidates.

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

Remediation Actions resulting from the Internal Review

1.	The Board approved the inclusion of certain Risk Factors for inclusion in its periodic reports. See Part II, Item 1A. Risk Factors for further information. Such risk factors have been included in our Form 10-K for the year ended December 31, 2022, and in the Form 10-K for the year ended December 31, 2023.
2.	On January 10, 2022, the Board approved the formation of a Disclosure Committee comprised of certain members of the management including (i) its Chief Executive Officer; (ii) the executive in charge of overseeing submissions of any nature to the FDA; (iii) its Chief Financial Officer, if any; (iv) its General Counsel, if any; (v) its Controller, if any; (vi) any other finance executive overseeing financial disclosures; (vii) the executive in charge of investor relations, if any; and (viii) such other employees as the Chief Financial Officer, who serves as chairman of the Disclosure Committee, may invite from time to time. The Disclosure Committee shall be responsible for preparing and reviewing all corporate disclosures made by us to our security holders, the Securities and Exchange Commission and/or the broader investment community to ensure that such disclosures (i) shall be accurate and complete; (ii) shall fairly present, in all material respects, our financial condition, results of operations and cash flows; and (iii) shall be made on a timely basis in accordance with all applicable requirements of (A) the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder, (B) the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (C) the Nasdaq Stock Market or such other stock exchange on which the our securities may be traded and (D) any other applicable laws or legal requirements. The Board adopted and approved the Disclosure Committee Charter.
3.	The Board terminated Maurizio Chiriva-Internati as Chief Executive Officer for cause on January 27, 2022, after the Special Committee’s Internal Review found evidence of conduct that the Board believed was inconsistent with the company policies. Under the terms of the Executive Employment Agreement between Dr. Chiriva and the Company effective as of July 1, 2020, as amended October 21, 2021, as the result of the termination of his employment, Dr. Chiriva also is deemed to have resigned as a Director on the Board effective as of January 27, 2022.
4.	The Board named Pietro Bersani as Interim Chief Executive Officer, effective as of January 27, 2022. Mr. Bersani has resigned from all Committees of the Board. Subsequently on May 10, 2022, Mr. Bersani was named Chief Executive Officer.
5.	The Board named independent Director Michael Nagel as Chairperson of the Board, effective as of January 27, 2022.
6.	The Board approved the appointment of Frank Tirelli as a member of the Board to fill a vacancy, effective as of January 28, 2022. The Board has determined that Mr. Tirelli is “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). Mr. Tirelli has been named Chairperson of the Audit Committee effective January 28, 2022. He was also nominated and appointed as a member of the Nominating and Corporate Governance Committee effective March 1, 2022. Mr. Tirelli was nominated by our Nominating and Corporate Governance Committee of the Board after a thorough review of all his background, relevant experience, and professional and personal reputations.
7.	On November 16, 2022, Frank Tirelli informed the Board of Directors (the “ Board”) of Kiromic BioPharma, Inc. (the “ Company”) that he was resigning his position as a director of the Company, effective immediately. Mr. Tirelli also ceased to be a member of the Audit Committee, and the Nominating and Corporate Governance Committee of the Board, effective immediately. Mr. Tirelli’s resignation did not involve a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

8.	On February 10, 2022, we and Dr. Scott Dahlbeck (“Dr. Dahlbeck”) entered into a Modification to Employment Agreement dated as of February 9, 2022 (the “Dahlbeck Agreement”). The Dahlbeck Agreement amends and supersedes certain terms of the Employment Agreement dated as of January 1, 2020, between the Company and Dr. Dahlbeck. Pursuant to the Dahlbeck Agreement, effective as of February 9, 2022, Dr. Dahlbeck’s title was changed to Chief of Staff, and he ceased to be our Chief Medical Officer and Head of Clinical.
9.	On February 10, 2022, we and Mr. Gianluca Rotino (“Mr. Rotino”) entered into a Transition and Consulting Agreement dated as of February 9, 2022 (the “Rotino Agreement”). Pursuant to the terms of the Rotino Agreement, effective as of February 9, 2022, Mr. Rotino’s employment as our Chief Strategy and Innovation Officer terminated and the Company retained Mr. Rotino to provide consulting services to the Company for a period of nine months (or until November 9, 2022). Notwithstanding the foregoing, the Rotino Agreement may be terminated by either us or Mr. Rotino upon 30 days’ prior written notice, except no such prior notice shall be required in the event we terminate the Rotino Agreement for cause.
10.	Under the terms of the Executive Employment Agreement between Mr. Rotino and the Company effective as of July 1, 2020, as amended October 21, 2020, as the result of the termination of Mr. Rotino’s employment, Mr. Rotino is deemed to have resigned as a member of the Board effective as of February 9, 2022.
11.	The Board approved the appointment of Karen Reeves as a member of the Board to fill a vacancy, effective as of February 14, 2022. The Board has determined that Dr. Reeves is “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). Dr. Reeves was nominated and appointed to be the Nominating and Corporate Governance Committee Chairperson and a member of the Compensation Committee effective March 1, 2022. Dr. Reeves was nominated by our Nominating and Corporate Governance Committee of the Board after a thorough review of all her background, relevant experience, and professional and personal reputations.
12.	On December 6, 2022, Dr. Karen Reeves informed the Board of Directors (the “Board”) of Kiromic BioPharma, Inc. (the “Registrant”) that she was resigning her position as a director of the Registrant, effective immediately. Dr. Reeves also ceased to be a member of the Nominating and Corporate Governance Committee, and the Compensation Committee of the Board. Dr. Reeves’ resignation did not involve a disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices.
13.	On July 20, 2023, the Board of Directors of Kiromic BioPharma, Inc. (the “Company”) appointed Pam Misajon and Mike Catlin as members of the Board of Directors.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	Slow or delayed IND applications.
●	Slow or delayed clinical trial enrollment.
●	Patent reinforcement and prosecution.
●	Changes in laws or the regulatory environment affecting our company.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth key components of our results of operations for the years ended December 31, 2023 and 2022.

	Year Ended
	December 31,		Increase (Decrease)
	2023	2022	$	%
Operating expenses:
Research and development	$9,624,900	$13,920,400	$(4,295,500)	(31)%
General and administrative	10,314,400	17,193,900	(6,879,500)	(40)%
Total operating expenses	19,939,300	31,114,300	(11,175,000)	(36)%
Loss from operations	(19,939,300)	(31,114,300)	(11,175,000)	(36)%
Other expense:
Interest expense	(1,852,200)	(166,500)	1,685,700	NM
Litigation settlement	(1,730,000)	(3,463,000)	(1,733,000)	(50)%
Other income	2,572,200	12,800	2,559,400	NM
Total other expense	(1,010,000)	(3,616,700)	(2,606,700)	(72)%
Net loss	$(20,949,300)	$(34,731,000)	$(13,781,700)	(40)%

Research and development expenses.

The following table summarizes our change in research and development expenses by product candidate or development program:

	Year Ended
	December 31,		Increase (Decrease)
	2023	2022	$	%
Direct research and development expenses by product candidate:
AIDT-1 development costs	$1,034,100	$—	$1,034,100	NM
ALEXIS-PRO-1	—	1,504,300	(1,504,300)	(100)%
ALEXIS-ISO-1	—	2,367,900	(2,367,900)	(100)%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	3,218,100	4,799,500	(1,581,400)	(33)%
Laboratory supplies and services	821,500	1,226,400	(404,900)	(33)%
Outsourced research and development (net of reimbursements)	1,080,700	490,900	589,800	120%
Laboratory equipment and maintenance	2,590,800	2,026,000	564,800	28%
Facility-related costs	707,400	1,206,000	(498,600)	(41)%
Intellectual property	100,500	330,500	(230,000)	(70)%
Other research and development costs	71,800	(31,100)	102,900	NM
Total research and development expenses	$9,624,900	$13,920,400	$(4,295,500)	(31)%

NM – Not meaningful

The primary drivers for the reduction in research and development expenses of $4,295,500, or 31%, for the year ended December 31, 2023, compared to December 31, 2022, are as follows:

1-	AIDT-1 development cost increased by $1,034,100, related to the prioritization of the Deltacel-01 development.

2-	Direct research and development costs for ALEXIS-PRO-1 and ALEXIS-ISO-1 decreased by $1,504,300 and $2,367,900, respectively, related to the prioritization of Deltacel-01 and the temporary suspension of the development of these two product lines.

3-	Employee-related costs decreased by $1,581,400, mainly related to a decrease in employee headcount.

4-	Laboratory supplies and services decreased by $404,900, primarily due to the temporary suspension of the development of ALEXIS-PRO-1 and ALEXIS-ISO-1.

5-	Outsourced research and development increased by $589,800, primarily due to the prioritization of the Deltacel-01 development.

6-	Laboratory equipment and maintenance increased by $564,800, primarily due to increased depreciation expense related to purchases of equipment for the development of ALEXIS-PRO that occurred in the third quarter of 2022.

7-	Facilities related costs decreased by $498,600, due to the lab expansion attributable to GDT manufacturing during the third quarter of 2022.

8-	Intellectual Property expenses decreased by $230,000, related to the Company’s alignment towards maintaining our key product candidates (Deltacel, Procel, and Isocel) while certain non-key and legacy technologies had patent applications which either expired or were abandoned.

9-	Other research and development costs increased by $102,900 primarily due to employee related expenses incurred in 2023, as well as research and development credits received during the year ended December 31, 2022.

General and administrative expenses. The primary drivers for the reduction in general and administrative expenses of $6,879,500 or 40%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, were primarily due to:

1-	A decrease in legal services of $3,279,000 driven by a significant decline in expenses related to the Internal Review and related matters.
2-	A decrease in employee-related expenses of $3,472,500 driven by a decline in the average headcount.

Other expenses. The primary drivers for the reduction in other expenses of $2,606,700, for the year ended December 31, 2023, compared to the year ended December 31, 2022, were primarily due to:

1-	A decrease in legal settlement fees of $3,463,000 driven by a settlement reached in September 2022 on the Sabby and Empery cases related to the July 2, 2021 public offering, offset by $1,730,000 related to the settlement class action. See Note 7— Commitments and Contingencies for more discussion.
2-	An increase in interest expense of $1,685,800 related to the issuance of several convertible promissory notes during the year ended December 31, 2023, compared to the year ended December 31, 2022.
3-	An increase in other income of $2,559,400 related to a refund from major vendors for services incurred in clinical trials and legal matters.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $3,204,000. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible promissory notes, preferred stock, common stock from the initial public offering and follow-on offering.

As of February 29, 2024, our cash and cash equivalents balance was $3,896,500. We have material contractual obligations which will require cash to meet their requirements. These applicable obligations include our facility lease agreement, our employment contracts, and our financing arrangement for our Director and Officer Insurance Policy. We also plan to deploy cash for other research and development and general and administrative operating expenses. Our ability to continue meeting these contractual obligations will be reliant upon our ability to secure significant additional capital funding.

As described above under “Going Concern and Liquidity,” in the absence of financing, management anticipates that existing cash resources combined with verbal, non-contractual commitments for additional financing will not be sufficient to meet operating and liquidity needs beyond mid-June 2024. Management may further evaluate various cost reduction actions, including possible reductions in the Company’s workforce and suspending research and development expenditures on one or more product candidates, in order to reduce the Company’s expenditures and preserve cash. We are limited in our ability to reduce expenditures for known contractual obligations.  As a result, we are not able to predict whether any cost reduction actions will be successful or how much longer any such actions will allow the Company to continue to operate without financing.

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

Our recent planned underwritten public offering was not successful, and we are currently seeking short-term financing to be able to continue our operations past mid-June 2024. If we are successful in obtaining short-term financing to fund our operations beyond the end of the year, we intend to seek significant additional capital funding to develop our platform, hire scientific professionals and other general and administrative employees, and for clinical trials. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of any such financings will be favorable. Further, the results of our Internal Review demonstrated that we had ineffective disclosure controls and procedures during the first quarter of 2022 and earlier periods, which resulted in our failure to disclose certain information, which has resulted in litigation which has adversely affected our ability to raise capital. Further, there are other factors which may make financing our operations more difficult, including potential governmental investigation, continued elevated legal and accounting professional fees associated with the Internal Review and securities litigation, and other risk factors listed in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. In consideration of our plans, substantial doubt is not alleviated.

Summary of Cash Flow

The following table sets forth a summary of our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(21,225,300)	$(23,745,900)
Net cash used in investing activities	(206,600)	(4,865,500)
Net cash provided by financing activities	23,990,700	3,902,700
Net increase (decrease) in cash and cash equivalents	2,558,800	(24,708,700)
Cash and cash equivalents at beginning of the period	645,200	25,353,900
Cash and cash equivalents at end of the period	$3,204,000	$645,200

Cash flows from operating activities

Net cash used in operating activities was $21,225,300 for the year ended December 31, 2023, as compared to $23,745,900 for the year ended December 31, 2022. In the year ended December 31, 2023, the primary cash outflows were from the net loss of $20,949,300 compared to $34,731,000 during the year ended December 31, 2022. Net cash used in operating activities decreased by a total of $2,520,600 year-over-year, mainly due to a decrease in overall expenses. See “Results of Operations” above for further details.

Cash flows from investing activities

Net cash used in investing activities was $206,600 for the year ended December 31, 2023, as compared to $4,865,500 for the year ended December 31, 2022. Our net cash used in investing activities primarily consisted of cash flows for purchases of property and equipment for our cGMP facilities located in our leased facility in Houston, Texas.

Cash flows from financing activities

Net cash provided by financing activities was $23,990,700 during the year ended December 31, 2023, as compared to net cash used of $3,902,700 during the year ended December 31, 2022. The change in cash flows from financing activities for the periods shown are driven by the issuance of approximately $547,900 of equity, and $24,000,000 of convertible notes, offset by $557,200 of repayments of notes payable during the year ended December 31, 2023.

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

Fair Value Measurements—The carrying value of our cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities and debt approximate their fair value.

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2023 or 2022.

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

Common Stock Valuations. We use our listed OTCQB Market closing price on the grant date to determine common stock valuation.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU, including subsequently issued updates, offers temporary optional expedients and exceptions for applying U.S. GAAP to modifications to agreements such as loans, debt securities, derivatives, and borrowings which reference LIBOR or another reference rate that will partially discontinue after December 31, 2021 and fully cease by June 30, 2023. The expedients and exceptions provided by the standard do not apply to modifications made and hedging relationships entered into or evaluated after that, except for hedging relationships existing as of the phase-out date that an entity has elected certain optional expedients for and are retained through the end of the hedging relationship. The ASU is effective until the replacement for LIBOR is completed. The interest rate on the Company’s senior secured convertible promissory note is determined by the investor and does not fluctuate with LIBOR. As such, the Company’s adoption of this standard in fiscal year 2023 did not have a significant impact on the consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”. ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company currently operates as one reportable segment and does not believe there will be a material impact on the related disclosures in the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. This ASU is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective basis. The Company is currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision, and with the participation, of our current management, including our CEO and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023. Based on this evaluation of our disclosure controls and procedures, our management, including our CEO and Principal Financial Officer, have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Under the supervision, and with the participation, of our current management, including our Chief Executive Officer and Principal Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d–15(f) of the Exchange Act and based on the COSO framework. Based on this evaluation, our management determined that we maintained an effective internal control over financial reporting as of December 31, 2023.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.

Changes in Internal Control over Financial Reporting

The Company is designing and implementing new controls which it believes will improve our internal control over financial reporting as of December 31, 2023.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to our annual meeting of stockholders to be held in 2024 (the “2024 Annual Meeting of Stockholders”), which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the year ended December 31, 2023.

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

3.4	Amendment to Bylaws of Kiromic BioPharma, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 18, 2023)
3.5

Amendment to Certificate of Designation of Preferences, Rights and Limitation of the Series C Convertible Voting Preferred Stock dated July 18, 2023 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 19, 2023)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on April 8, 2022)
10.1#

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

10.5†	Kiromic, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1/A filed on October 6, 2020)
10.6†

Amended and Restated License Agreement by and between the Company and Longwood University, dated as of November 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 29, 2021)

10.7

Strategic Alliance Agreement by and between the Company and Leon Office (H.K.) Ltd, effective as of January 28, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 12, 2021)

10.8

Executive Employment Agreement by and between the Company and Pietro Bersani, effective as of January 27, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 2, 2022)

10.9

Confidential Information, Inventions, Non-Solicitation and Non-Competition Agreement by and between the Company and Pietro Bersani effective as of January 27, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 2, 2022)

10.10

Indemnification Agreement by and between the Company and Pietro Bersani effective as of January 27, 2022 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 2, 2022)

10.11

Standby Equity Purchase Agreement, dated October 13, 2022, by and between Kiromic Biopharma, Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 19, 2022)

10.12	Form of the 25% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 27, 2022)
10.13	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2023)
10.14

Form of Exchange Agreement dated as of March 28, 2023 between the Company and the holder of the Exchange Securities (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2023)

10.15	Executive Employment Agreement dated as of October 1, 2023 by and between Kiromic Biopharma, Inc. and Brian Hungerford (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2023)
21.1*	List of Subsidiaries
23.1*	Consent of Whitley Penn LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within Exhibit 101

_

*Filed herewith

† Executive Compensation Plan or Agreement

# Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
Date: March 18, 2024	KIROMIC BIOPHARMA, INC.
	By:	/s/ Pietro Bersani .
Name: Pietro Bersani
Title: Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date

/s/ Pietro Bersani Pietro Bersani	Chief Executive Officer (Principal Executive Officer)	March 18, 2024

/s/ Brian Hungerford Brian Hungerford	Chief Financial Officer (Principal Financial Officer)	March 18, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Kiromic BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kiromic BioPharma, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Whitley Penn

We have served as the Company’s auditor since 2022.

Houston, Texas

March 18, 2024

KIROMIC BIOPHARMA, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

Assets:
Current Assets:
Cash and cash equivalents	$3,204,000	$645,200
Prepaid expenses and other current assets	1,226,000	1,043,700
Total current assets	4,430,000	1,688,900
Property and equipment, net	6,175,100	8,136,900
Operating lease right-of-use asset, net	1,542,500	2,117,300
Other assets	21,400	24,400
Total Assets	$12,169,000	$11,967,500

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Senior secured convertible promissory notes, net	$14,000,000	$3,809,900
Accounts payable	2,136,000	7,308,100
Accrued expenses and other current liabilities	1,673,400	881,600
Interest payable	1,937,900	142,100
Note payable	—	557,200
Operating lease liability - short term	631,000	584,400
Total current liabilities	20,378,300	13,283,300
Subordinated convertible promissory note	—	2,914,000
Operating lease liability - long term	911,500	1,544,900
Total Liabilities	21,289,800	17,742,200
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred Stock, $0.0001 par value: 60,000,000 shares authorized, 14,000 and 0 issued and outstanding, with a liquidation preference of $16,205,500 and $0, as of December 31, 2023 and December 31, 2022, respectively	2	—
Common stock, $0.001 par value: 300,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 1,258,460 and 648,384 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,258	648
Additional paid-in capital	113,774,740	96,172,152
Accumulated deficit	(122,896,800)	(101,947,500)
Total Stockholders’ Deficit	(9,120,800)	(5,774,700)
Total Liabilities and Stockholders’ Deficit	$12,169,000	$11,967,500

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2023	2022
Operating expenses:
Research and development	$9,624,900	$13,920,400
General and administrative	10,314,400	17,193,900
Total operating expenses	19,939,300	31,114,300
Loss from operations	(19,939,300)	(31,114,300)
Other expense:
Interest expense	(1,852,200)	(166,500)
Litigation settlement	(1,730,000)	(3,463,000)
Other income	2,572,200	12,800
Total other expense	(1,010,000)	(3,616,700)
Net loss	$(20,949,300)	$(34,731,000)
Net loss per preferred share, basic and diluted	$(1,103.73)	$—
Net loss per common share, basic and diluted	$(12.59)	$(64.42)
Weighted average preferred shares outstanding, basic and diluted	8,773	—
Weighted average common shares outstanding, basic and diluted	1,097,630	544,475

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock
	Number of		Number of		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2021	—	$—	516,284	$516	$94,535,784	$(67,216,500)	$27,319,800
Common stock discount amortization	—	—	—	—	344,800	—	344,800
Warrants underlying common stock issuance	—	—	—	—	(344,800)	—	(344,800)
Released restricted stock units	—	—	35,257	35	(35)	—	—
Commitment shares issuance from standby equity purchase agreement	—	—	20,111	20	(20)	—	—
Letter agreement share issuance	—	—	33,333	33	(33)	—	—
Conversion of subordinated convertible notes into shares of common stock	—	—	43,399	44	399,356	—	399,400
Stock compensation expense	—	—	—	—	1,237,100	—	1,237,100
Net loss	—	—	—	—	—	(34,731,000)	(34,731,000)
Balance at December 31, 2022	—	$—	648,384	$648	$96,172,152	$(101,947,500)	$(5,774,700)
Common stock discount amortization	—	—	—	—	344,700	—	344,700
Warrants underlying common stock issuance	—	—	—	—	(344,700)	—	(344,700)
Conversion of subordinated convertible notes into shares of common stock	—	—	329,086	329	2,913,671	—	2,914,000
Released restricted stock units	—	—	83,973	84	(84)	—	—
Issuance of preferred stock	14,000	2	—	—	13,999,998	—	14,000,000
Commitments shares issuance from standby equity purchase agreement	—	—	197,017	197	658,903	—	659,100
Stock issuance costs	—	—	—	—	(111,200)	—	(111,200)
Stock compensation expense	—	—	—	—	141,300	—	141,300
Net loss	—	—	—	—	—	(20,949,300)	(20,949,300)
Balance at December 31, 2023	14,000	$2	1,258,460	$1,258	$113,774,740	$(122,896,800)	$(9,120,800)

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,949,300)	$(34,731,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	2,221,100	1,673,400
Operating lease non-cash expense	574,800	394,200
Stock compensation expense	141,300	1,237,100
Litigation settlement loss	—	3,313,400
Gain on sale of equipment	—	(12,800)
Amortization of debt issuance costs	—	9,900
Changes in operating assets and liabilities:
Accounts receivable	—	16,200
Prepaid expenses and other current assets	(179,300)	662,400
Accounts payable	(5,034,700)	3,790,800
Accrued litigation liability	447,500	—
Accrued expenses and other current liabilities	344,300	140,600
Interest payable	1,795,800	142,100
Operating lease liability	(586,800)	(382,200)
Net cash used for operating activities	(21,225,300)	(23,745,900)
Cash flows from investing activities:
Capital expenditures	(206,600)	(4,880,500)
Proceeds from sale of equiment	—	15,000
Net cash used for investing activities	(206,600)	(4,865,500)
Cash flows from financing activities:
Proceeds from senior secured convertible note payable	24,000,000	4,000,000
Proceeds from issuance of common stock	659,100	—
Stock issuance costs	(111,200)	—
Borrowings from note payable	—	610,700
Repayments of note payable	(557,200)	(508,000)
Debt issuance costs	—	(200,000)
Net cash provided by financing activities	23,990,700	3,902,700
Net change in cash and cash equivalents	2,558,800	(24,708,700)
Cash and cash equivalents:
Beginning of year	645,200	25,353,900
End of period	$3,204,000	$645,200

Supplemental disclosures of cash flow information:
Cash paid for interest on note payable	$56,400	$12,200
Non-cash investing and financing activities:
Right-of-use asset/liability recognized from ASC 842 implementation	$—	$2,232,700
Exchange of 25% senior convertible promissory notes into preferred stock	$14,000,000	$—
Conversion of subordinated convertible promissory notes into common stock	$2,914,000	$399,400
Property and equipment in accounts payable	$52,700	$1,303,000
Right-of-use asset/liability acquired through lease liability	$—	$303,662
Deferred financing costs forgiven	$364,700	$—

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Notes to Consolidated Financial Statements

1.	ORGANIZATION

Nature of Business

Kiromic BioPharma, Inc. and subsidiaries (the “Company”) is a clinical stage fully integrated biotherapeutics company formed under the Texas Business Organizations Code in December 2012. The Company maintains offices in Houston, Texas. The Company has not generated any revenues to date.

The Company is an allogeneic Gamma Delta T-cell therapy company featuring unique, proprietary, end-to-end bioinformatic, AI targeting, and manufacturing technologies to address solid tumors. Our end-to-end approach consists of target discovery and validation, product development, and on-site current good manufacturing practices (“cGMP”), which we believe will allow us to leverage a new framework for the next generation of cell therapies.

From a development standpoint, the Company utilizes innovative engineered and non-engineered GDT manufacturing technologies and is developing proprietary, virus-free gene editing tools, to develop novel therapies for solid tumors that we believe will be effective and cost-efficient. The Procel, Isocel, and Deltacel product platform candidates consist of allogeneic cell therapy candidates that are currently in the preclinical development stage. Our Procel product candidate consists of engineered GDTs targeting PD-L1. Our Isocel product candidate consists of engineered GDTs targeting Mesothelin Isoform 2 positive tumors (“Iso-Meso”). Our Deltacel product candidate consists of non-engineered GDTs that have been expanded, enriched, and activated ex-vivo through a proprietary process, and are used to treat solid tumors regardless of the specific tumor antigen expression. Procel consists of engineered GDTs targeting PD-L1 positive tumors, while Isocel consists of engineered GDTs targeting solid tumors expressing a tumor-specific variant (Isoform) of Mesothelin (“Iso-Meso”).

We currently have three product candidates: 1) Deltacel™, non-engineered GDTs, expanded and activated with proprietary technology; 2) IsocelTM, GDTs engineered with an anti-Mesothelin isoform Chimeric Antigen Receptor; and 3) ProcelÔ, GDTs engineered with a PD-1 switch receptor.

The Company is developing a novel and virus-independent engineering method, which will result in the submission of new IND applications for clinical programs. These applications are expected to be ready for submission to the FDA in the first half of 2025, subject to sufficient financing to support the progression of the developments of those additional clinical trial candidates. Depending on evidence from preclinical studies, we may limit the new IND submission to two instead of four: one for Isocel and one for Procel. Refer to Item 1- Business for more information.

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

Credit Memo — During the year ended December 31, 2023, the Company entered into an engagement letter with a vendor whereby we renegotiated the terms of services to be received and the amounts to be paid for such services. As part of this negotiation, the Company obtained a credit memo (the “Credit Memo”) of $1.10 million against the amounts outstanding as of June 30, 2023. This credit memo has been recognized as follows:

●	Reduction to accounts payable of $1.10 million

●	Reduction of deferred financing costs of $0.36 million

●	Increase to other income of $0.74 million

Notice of Delisting — On September 12, 2023, the Company received written notice from the Nasdaq Stock Market, LLC (“Nasdaq”) that it would delist the Company’s shares of common stock from the Nasdaq Capital Market upon the opening of trading on September 14, 2023. As of this date, the Company’s common stock was delisted from the NASDAQ and began trading on the OTC Pink Sheets. On November 17, 2023, the Company successfully uplisted to and began trading on the OTCQB exchange. The transition of the Company’s stock to the OTCQB exchange has not had any impact on its day-to-day operations, nor does the Company anticipate an impact to its operations.

Going Concern —These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $21,225,300 for the year ended December 31, 2023, and an accumulated deficit of $122,896,800 as of December 31, 2023. To date, the Company has relied on equity and debt financing to fund its operations. The Company’s product candidates are still in the early stages of development, and substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. The Company does not have sufficient cash on hand or available liquidity to meet its obligations through the twelve months following the date the consolidated financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany balances were eliminated upon consolidation. Operating results for the year ended December 31, 2023, are not necessarily indicative of results to be expected for any future year.

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

Internal Use Software Development Costs—The Company capitalizes certain costs incurred to develop internal use software. All costs incurred that relate to planning and post-implementation phases of development are expensed as incurred. Costs incurred in the development and implementation phases are capitalized and amortized over the estimated life of the software, generally five years. The Company capitalized software development costs of approximately $91,500 and $107,000 for the years ended December 31, 2023 and 2022, respectively, which are recorded in property and equipment.

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

The Company records uncertain tax positions in accordance with Accounting Standard Codification (“ASC”) 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. No such interest or penalties were recognized during the years ended December 31, 2023 and 2022.

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

Fair Value Measurements— The carrying value of our cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses, other current liabilities and debt approximate their fair value.

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2023 or 2022.

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

Common Stock Valuations. The closing price listed on the OTCQB Capital Market or previously the NASDAQ Capital Market for the Company’s common stock on the date of the grant is used as the common stock valuation.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU, including subsequently issued updates, offers temporary optional expedients and exceptions for applying U.S. GAAP to modifications to agreements such as loans, debt securities, derivatives, and borrowings which reference LIBOR or another reference rate that will partially discontinue after December 31, 2021 and fully cease by June 30, 2023. The expedients and exceptions provided by the standard do not apply to modifications made and hedging relationships entered into or evaluated after that, except for hedging relationships existing as of the phase-out date that an entity has elected certain optional expedients for and are retained through the end of the hedging relationship. The ASU is effective until the replacement for LIBOR is completed. The interest rate on the Company’s senior secured convertible promissory note is determined by the investor and does not fluctuate with LIBOR. As such, the Company’s adoption of this standard in fiscal year 2023 did not have a significant impact on the consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”. ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company currently operates as one reportable segment and does not believe there will be a material impact on the related disclosures in the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. This ASU is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective basis. The Company is currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.

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

	Year Ended
	December 31,
	2023	2022
Net loss	$(20,949,300)	$(34,731,000)
Less: Initial Public Offering Common Stock discount amortization	(99,900)	(100,000)
Less: Public Offering Common Stock discount amortization	(244,800)	(244,800)
Less: Undeclared dividends attributable to preferred stock	(2,205,500)	—
Net loss attributable to common shareholders	$(23,499,500)	$(35,075,800)

	Year Ended		Year Ended
	December 31, 2023		December 31, 2022
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Net loss per share, basic and diluted
Allocation of undistributed net loss	$(13,816,900)	$(9,682,600)	$(35,075,800)	$—
Weighted average shares outstanding, basic and diluted	1,097,630	8,773	544,475	—
Basic and diluted net loss per share	$(12.59)	$(1,103.73)	$(64.42)	$—

For the year ended December 31, 2023, there were 59,632 restricted stock units and 15,416 warrants, that were potentially dilutive securities excluded from the computations of diluted weighted-average shares of common stock.

During the year ended December 31, 2023, the Company entered into an Exchange Agreement whereby outstanding promissory notes totaling $14,000,000 were exchanged for 14,000 shares of Series C Convertible Voting Preferred Stock (the “Series C Stock”). See Note 10 for details about conversion price. The Series C Stock accrues an annual 25% dividend, whether or not declared, which if unpaid is added to the aggregate liquidation preference. During the year ended December 31, 2023, the preferred shareholders earned $2,205,500 of preferred dividends. The dividends were not accrued on the condensed consolidated balance sheet as of December 31, 2023, as these dividends were not declared.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

	December 31, 2023	December 31, 2022
Equipment	$3,126,300	$3,041,900
Leasehold improvements	7,372,100	7,298,500
Office furniture, fixtures, and equipment	137,300	137,300
Software	359,500	359,500
Construction in progress	101,300	—
	11,096,500	10,837,200
Less: Accumulated depreciation	(4,921,400)	(2,700,300)
Total	$6,175,100	$8,136,900

Depreciation expense was $2,221,100 and $1,673,400 for the years ended December 31, 2023 and 2022, respectively. Depreciation expense is allocated between research and development and general and administrative operating expenses on the consolidated statements of operations.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	December 31, 2023	December 31, 2022
Accrued litigation	$447,500	$—
Accrued compensation	864,900	668,700
Accrued consulting and outside services	361,000	212,900
Total	$1,673,400	$881,600

6.	NOTE PAYABLE

In November 2022, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $610,700 with an annual interest rate of 8.49%, to be paid over a period of eleven months. As of December 31, 2022, this remaining payable balance on the financed amount was $557,200. As of December 31, 2023, this financing arrangement was paid in its entirety.

7.SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

The Company began issuing senior secured convertible promissory notes (each a “CPN” and together the “Notes”) payable to a private accredited investor (the “Investor”) during 2022. The Company has continued to issue notes to the Investor during 2023.

Through December 31, 2023, the Company has issued to the Investor thirteen notes totaling $28,000,000, of which $24,000,000 were issued during year ended December 31, 2023. The notes are each 25% Senior Secured Convertible Promissory Notes with largely consistent terms including a stated interest rate of 25% per year, a stated conversion price subject to a beneficial ownership limitation and share cap representing a certain percentage of the outstanding shares of Common Stock at the time of conversion, and a one-year maturity. As of December 31, 2023, there were six outstanding notes. Two outstanding notes with a value of $2,400,000, were each issued with a conversion price of $6.50. Two outstanding notes with a value of $2,400,000 were each issued with a conversion price of $5.00. One outstanding note with a value of $2,400,000 was issued with a conversion price of $2.50, and one outstanding note with a value of $2,000,000 was issued with a conversion price of $2.50.

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

In April 2023 and July 2023, the Company executed an exchange agreement to convert $8,000,000 and $6,000,000 of the senior secured promissory notes principal into shares of preferred stock, respectively. See Note 10 – Stockholder’s Deficit for further discussion.

	December 31, 2023	December 31, 2022
Senior secured convertible promissory note, maturing December 12, 2023	$—	$4,000,000
Senior secured convertible promissory note, maturing June 26, 2024	2,400,000	—
Senior secured convertible promissory note, maturing July 25, 2024	2,400,000	—
Senior secured convertible promissory note, maturing August 25, 2024	2,400,000	—
Senior secured convertible promissory note, maturing September 27, 2024	2,400,000	—
Senior secured convertible promissory note, maturing November 2, 2024	2,400,000	—
Senior secured convertible promissory note, maturing December 12, 2024	2,000,000	—
Total convertible promissory note	$14,000,000	$4,000,000
Less: unamortized debt issuance costs	—	(190,100)
Convertible promissory note, net	$14,000,000	$3,809,900

As part of the recognition of the Credit Memo, our deferred financing costs related to the convertible debt were derecognized. See Note 1 for more information.

8.COMMITMENTS AND CONTINGENCIES

License Agreements—The Company has entered into a number of licensing arrangements for various intellectual property and licensed patent rights for technologies being developed for commercial sale. As part of these arrangements, the Company is subject to contingent milestone payments in accordance with agreed-upon development objectives, as well as future royalty payments on product sales of the underlying assets. As of December 31, 2023 and 2022, the Company has not incurred any milestone or royalty liabilities related to these license agreements.

Legal Proceedings

Jason Terrel Claim

On March 22, 2021, Jason Terrell (“Terrell”), a former consultant and director of the Company, commenced an action against us in the Court of Chancery of the State of Delaware, C.A. No. 2021-0248-MTZ (the “Action”). In the Action, Terrell seeks a declaratory judgment that we are obligated to issue him (i) options to purchase 16,667 shares of our common stock at a price of $15.00 per share pursuant to an alleged 2014 consulting agreement, and (ii) options to purchase an additional 16,667 shares of common stock at a price of $5.10 per share pursuant to an alleged January 2017 non-employee director options agreement. In his complaint, Terrell also claimed that, pursuant to our operative certificate of incorporation, he is entitled to indemnification from us for attorneys’ fees and costs he incurs in connection with the Action because the Action arises in connection with his position as a former director.

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

Oral argument on Terrell’s appeal was held before the Delaware Supreme Court on February 8, 2023. On May 4, 2023, the Delaware Supreme Court issued a written opinion (the “Opinion”) reversing the Vice Chancellor’s order of dismissal and remanding to Chancery Court for further proceedings consistent with the Opinion.  In its Opinion, the Delaware Supreme Court affirmed several of the Chancery Court’s legal determinations on the motion to dismiss, but concluded that Chancery Court itself should independently review the Compensation Committee’s determinations under Delaware law. The Delaware Supreme Court also rejected Terrell’s argument that the waiver clause in the third options agreement (which, according to the Company, superseded and extinguished unexercised options under the prior options agreements) was unconscionable.

Pursuant to a stipulated scheduling order, the parties submitted supplemental letter briefs to the Chancery Court in mid-August 2023, addressing the impact of the Opinion on the Company’s motion to dismiss. Thereafter, the Chancery Court notified the parties that it had received the supplemental letter briefs and would take the matter under advisement without holding oral argument.

On January 31, 2024, the Chancery Court issued a letter opinion that dismissed Terrell’s claims based on the contract-interpretation grounds the Company originally advanced back in 2021, as well as the Delaware Supreme Court’s determination that the third options agreement was not unconscionable. The parties are required to submit a stipulated final order to the Chancery Court, reflecting the outcome of the Chancery Court’s letter opinion, for approval.  Should Terrell appeal the dismissal to the Delaware Supreme Court, the Company intends to vigorously argue that the Chancery Court’s dismissal should be affirmed.

Sabby and Empery Claims

On February 2, 2022, the Company’s Special Committee reported the results of its Internal Review to the Board. The Board approved certain actions to address the fact that the Company had received communications from the FDA on June 16 and June 17, 2021 that the FDA was placing the IND applications that the Company submitted to the FDA on May 14 and May 17, 2021 for the ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidates, respectively, on clinical hold (the “June 16 and 17 FDA Communications”). The Company did not disclose the June 16 and 17, 2021 FDA Communications in the Registration Statement on Form S-1 (Registration No. 333-257427) that was filed on June 25, 2021 and declared effective on June 29, 2021, nor the final prospectus contained therein dated June 29, 2021 (collectively, the “Registration Statement”). The Company then consummated a public offering of $40 million of its common stock pursuant to the Registration Statement on July 2, 2021. On July 13, 2021, the Company received the FDA’s formal clinical hold letters, which asked the Company to address key components regarding the chemical, manufacturing, and control components of the IND applications. On July 16, 2021, the Company issued a press release disclosing that it had received comments from the FDA on the two INDs, but did not use the term “clinical hold.”

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

This settlement loss resulted in an expense charged as a separate line item within Other expenses on the consolidated statement of operations for $3,463,000 for the year ended December 31, 2022. There was also a related subordinated convertible promissory note totaling $2,914,000 on the balance sheet at December 31, 2022, which Empery held $1,502,700 and Sabby held $1,411,300. During the year ended December 31 ,2023, Empery and Sabby converted the totality of their notes into shares of common stock of 163,268 and 153,333, respectively, at a share price of $9.20.

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

Settlement in Principle of the Class Action

On August 7, 2023, we entered into a term sheet with the plaintiffs in the Class Action, to settle in principle (and globally resolve) the Class Actions.  In the Class Action, the plaintiffs have made allegations and asserted claims against the Company and certain current and former directors and officers, as well as the Company’s former underwriter, including for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 as well as Section 10(b) (and Rule 10b-5 promulgated thereunder) and Section 20(a) of the Securities Exchange Act of 1934 in connection with a public offering by the Company that closed on or about July 2, 2021. We subsequently reached agreement with the plaintiffs in the Class Action on all settlement materials and terms including with respect to payment of up to $2,300,000 and, on September 29, 2023, counsel for plaintiffs submitted the proposed settlement materials to the Court for approval. Of this amount, insurance will cover $570,000, resulting in a net settlement of $1,730,000 owed by the Company. As of December 31, 2023, we have paid $1,282,500 to the plaintiffs, with a remaining balance of $447,500 to be payable according to the term sheet, and recorded in accrued expenses and other current liabilities.

The Company regularly assesses all contingencies and believes, based on information presently known, the Company is not involved in any other matters that would have a material effect on the Company’s financial position, results of operations and cash flows.

Company 401(k) Plan— During the year ended December 31, 2022, the Company started a defined contribution 401(k) plan covering substantially all full-time employees. Employees are permitted to make voluntary contributions, which the Company matches up to a certain percentage. The plan contribution expense was $220,500 and $291,800 for the years ended December 31, 2023 and December 31, 2022, respectively. These amounts are allocated between research and development and general and administrative expenses in the income statement.

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

In our implementation of ASU No. 2016-02 the Company elected to discount lease obligations using our incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments. The Company’s incremental borrowing rate represents the rate of interest that it would have to pay to borrow over a similar term an amount equal to the lease payments in a similar economic environment. The Company considers publicly available data for instruments with similar terms and characteristics when determining its incremental borrowing rates. In addition, we elected the practical expedient to account for the lease and non-lease components on a combined basis. The Company intends to use the full lease term under the existing lease agreement as the lease term, which is currently set to expire on April 30, 2026. As of December 31, 2023, the Company is not able to determine if any renewal options will be exercised.

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

Another amendment to the lease agreement was executed in May 2022 and commenced August 2, 2022. The amendment added approximately 1,458 square feet. The Company has the option to cancel the lease thereafter until the agreement expires on April 30, 2026. In year one, the monthly rent is $2,430 per month, in years two and three monthly rent is $2,490 per month, and in year five monthly rent is $2,552 per month.

There are no variable payments associated with the lease agreements, as the rent payments are predetermined on a fixed schedule and disclosed above.

The following table indicates the balance sheet line items that include the right-of-use assets and lease liabilities for our operating lease:

	December 31, 2023	December 31, 2022
	Operating lease	Operating lease
Right-of-Use Asset
Operating lease	$1,542,500	$2,117,300
Total right-of use asset	$1,542,500	$2,117,300

Lease Liabilities
Operating lease - short term	$(631,000)	$(584,400)
Operating lease - long term	(911,500)	(1,544,900)
Total lease liabilities	$(1,542,500)	$(2,129,300)

For the year ended December 31, 2023 and December 31, 2022, the components of lease expense were as follows:

	Years Ended
	December 31, 2023	December 31, 2022
Operating lease cost allocated to research and development expense	$393,900	$473,200
Operating lease cost allocated to general and administrative expense	322,200	189,900
Total lease expense	$716,100	$663,100
Weighted-average remaining lease term	2.34	3.34
Weighted-average discount rate	7.12%	7.12%

As of December 31, 2023, the maturities of the Company’s operating lease liabilities were as follows:

Maturity of Lease Liabilities	Operating lease
2024	$717,600
2025	724,700
2026	242,800
Total lease payments	1,685,100
Less: imputed interest	(142,600)
Present value of lease payments	$1,542,500

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

10.STOCKHOLDERS’ DEFICIT

Stock—As of December 31, 2023 and 2022, the Company was authorized to issue 60,000,000 shares of preferred stock (24,000,000 shares designated as Series A-1 Preferred Stock and 16,500,000 shares designated as Series B Preferred stock) and 300,000,000 shares of common stock (1,258,460 and 648,384 shares issued and outstanding, respectively). Additionally, for the year ended December 31, 2023, the Company authorized the issuance of 14,000 shares of Series C Convertible Voting Preferred Stock (the “Series C Stock”). The Company issued 8,000 shares of Series C Stock on April 2, 2023 and 6,000 shares of Series C Stock as part of the two Exchange agreements discussed below, of which 14,000 shares remain outstanding as of December 31, 2023.

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

Cumulative Rights of Series C Stock Shareholders— The Series C Stock accumulates undeclared dividends at an annual rate of 25%. Unpaid dividends and undeclared dividends are added to the aggregate Liquidation Preference, which also includes the face value of the Series C Stock outstanding. In the event of any liquidation of the Company, holders of shares of Series C Stock then outstanding shall be entitled to be paid the Liquidation Preference out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of any other shares of capital. As of December 31, 2023 and December 31, 2022, the outstanding Liquidation Preference of the Series C Stock is $16,205,500 and $0, respectively.

Participating Rights of Series C Stock Shareholders— In the event the Company declares a dividend, and all cumulative dividends have been distributed, the Series C stock participates in any remaining declared dividends to be paid equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends paid on shares of common stock.

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

Representative's Warrants— In connection with the IPO on October 15, 2020, the Company granted the underwriters warrants (the “Underwriters’ Warrants”) to purchase an aggregate of 2,083 shares of common stock at an exercise price of $450.00 per share, which is 125% of the IPO price. The Underwriters’ Warrants have a five-year term and were not exercisable prior to April 13, 2021. All of the Underwriters’ Warrants were outstanding and exercisable as of December 31, 2023 and 2022.

In connection with the public offering on July 2, 2021, the Company granted the underwriters warrants to purchase an aggregate of 13,333 shares of common stock at an exercise price of $187.50 per share, which is 125% of the IPO price. The Underwriters’ Warrants have a five-year term and were not exercisable prior to January 2, 2022. All of the Underwriters’ Warrants were outstanding as of December 31, 2023 and 2022. The warrants related to the Public Offering stock discount wll be fully amortized in April 2025.

Standby Equity Purchase Agreement Financing

On October 13, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”). Pursuant to the SEPA, the Company has the right to sell to the Investor up to $8,000,000 (the “Commitment Amount”) of its shares of common stock, par value $0.001 per share (“Common Stock”), at the Company’s request any time during the commitment period commencing on October 13, 2022 and terminating on the earliest of (i) the first day of the month following the 24-month anniversary of the SEPA or (ii) the date on which the Investor has paid for shares of Common Stock equal to the Commitment Amount.

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

11.STOCK-BASED COMPENSATION

2017 Stock Incentive Plan— Restricted Stock Units

The following table summarizes the activity for all RSUs outstanding under the 2017 Plan at:

	2023		2022
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of period	650	$259.50	17,028	$374.40
Granted	—	—	—	—
Vested	(273)	255.85	(433)	297.00
Cancelled and forfeited	(57)	260.10	(15,945)	382.50
Nonvested RSUs at December 31	320	$285.36	650	$259.50

Total stock compensation expense recognized from stock-based compensation awards classified as RSUs were recognized in the consolidated statements of operations for the years ended December 31, 2023 and 2022, as follows:

	December 31,
	2023	2022
Research and development	$26,400	$38,900
General and administrative	32,100	22,200
Total	$58,500	$61,100

As of December 31, 2023, there was $255,800 unrecognized stock compensation expense related to unvested restricted stock units.

2017 Stock Incentive Plan— Stock Options

The following table summarizes the activity for all stock options outstanding at December 31 under the 2017 Plan:

	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	11,286	$254.40	12,697	$257.10
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled and forfeited	(5,433)	215.35	(1,411)	277.50
Balance at December 31	5,853	$285.36	11,286	$254.40
Options exercisable at December 31:	5,853	$285.36	11,218	$256.20

In addition, the weighted average remaining contractual life for the options is 3.93 years and 4.93 years as of December 31, 2023 and December 31, 2022, respectively. The options have no intrinsic value as of December 31, 2023 or December 31, 2022.

Total stock compensation expense recognized from stock-based compensation awards classified as stock options were recognized in the consolidated statements of operations for the years ended December 31, 2023 and 2022, as follows:

	December 31,
	2023	2022
Research and development	$—	$65,000
General and administrative	—	30,000
Total	$—	$95,000

As of December 31, 2023, there was no unrecognized stock compensation expense related to unvested stock options.

As of December 31, 2022, total unrecognized stock compensation expense is $4,700, related to unvested stock options to be recognized over the remaining weighted-average vesting period of 0.29 years.

2021 Stock Incentive Plan—Restricted Stock Units

The following table summarizes the activity for all RSUs outstanding under the 2021 Plan at:

	2023		2022
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of period	684	$133.20	2,068	$165.60
Granted	138,343	1.45	24,610	12.30
Vested	(83,700)	0.23	(25,241)	33.00
Cancelled and forfeited	(621)	126.60	(753)	206.40
Nonvested RSUs at December 31	54,706	$1.56	684	$133.20

Total stock compensation expense recognized from stock-based compensation awards classified as RSUs were recognized in the consolidated statements of operations for years ended December 31, 2023 and 2022, as follows:

	December 31,
	2023	2022
Research and development	$37,700	$56,300
General and administrative	44,900	302,200
Total	$82,600	$358,500

The vested outstanding restricted stock units that have not been released to grantees as of December 31, 2023, were included in calculation of weighted average common shares outstanding, basic and diluted (See Note 3, Net Loss Per Common Share). The Company plans to release these shares to the grantees in the near future. Since there is a possibility that any portion of those shares could be sold as part of the release, the shares will be released in compliance with the Company’s insider trading policy when there is an open trading window and grantees are not in possession of any material non-public information.

2021 Stock Incentive Plan — Stock Options

The following table summarizes the activity for all stock options outstanding at December 31, 2023 under the 2022 Plan:

	2023		2022
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	21,420	$12.90	—	$—
Granted	—	—	24,480	12.90
Exercised	—	—	—	—
Cancelled and forfeited	(9,180)	12.90	(3,060)	—
Balance at December 31	12,240	$12.90	21,420	$12.90
Options exercisable at December 31:	12,240	$12.90	21,420	$12.90
Weighted average grant date fair value for options granted during the year:		$—		$10.80

In addition, the stock options had weighted average remaining contractual life of 3.93 years. There was no stock compensation expense during the year ended December 31, 2023 or December 31, 2022.

12.	INCOME TAXES

For the years ended December 31, 2023 and 2022, the Company recognized no provision or benefit from income taxes.

The following is a reconciliation of the effective income tax rate to the statutory federal income tax rate for the years ended December 31, 2023 and 2022.

	2023	2022
Federal income tax at statutory rates	21.00%	21.00%
Federal income tax rate reduction	—%	—%
Change in valuation allowance	(21.00)	(21.00)
Effective income tax rate	—%	—%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. The Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets as of December 31, 2023 or 2022 due to the significant uncertainty about the realization of the deferred tax asset until the Company can operate profitably.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows as of December 31:

	2023	2022
Deferred tax assets (liabilities):
Net operating loss carryforward	$16,178,000	$12,668,900
Stock compensation expense	470,700	3,371,900
Research and development tax credit	2,156,300	874,400
Sec. 174 Research and experimentation expense	3,206,600	2,293,000
Property and equipment	260,200	105,800
Intangible assets	81,600	88,500
Lease liability	323,900	428,400
Accrued expenses	139,700	158,500
Total gross deferred tax assets	22,817,000	19,989,400
Valuation allowance	(22,493,100)	(19,563,500)
Right-of-use assets	(323,900)	(425,900)
Net deferred tax assets (liabilities)	—	—

As of December 31, 2023 and 2022, the Company has U.S. net operating loss ("NOL") carryforwards of $77,037,900 and $60,328,200, respectively. NOL carryforwards of $6,126,173 are subject to expiration beginning in 2036. The remaining approximately $70,911,727 of NOL carryforwards may be carried forward indefinitely until it is fully utilized.

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

As of December 31, 2023 and 2022, there were no material uncertain tax positions taken by the Company. Additionally, the Company does not expect any unrecognized tax benefits to change significantly over the next twelve months.

As of December 31, 2023, the Company is not currently under audit by any income tax authority.

13.SUBSEQUENT EVENTS

Issuance of Senior Secured Convertible Promissory Note

On January 8, 2024, February 12, 2024 and March 7, 2024, the Company issued a 25% Senior Secured Convertible Promissory Note to an investor (each a “Subsequent Note” and together the “Subsequent Notes”). Each Subsequent Note has a principal amount of $2,000,000, bears interest at a rate of 25% per annum and matures 365 days from the date of issuance, on which the principal balance and accrued but unpaid interest under each Subsequent Note is due and payable. The interest rate for each Subsequent Note will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

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

On February 28, 2024, we notified Molipharma of the Company’s intent not to renew, allowing the Joint Venture to expire on April 2, 2025.