Form 10-K/A
period 2023-12-31
Kiromic Biopharma, Inc.
filed 2024-03-21
CIK 1792581

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name: Whitley Penn LLP Auditor Location: Houston, TX Auditor Form ID: 726

EXPLANATORY NOTE

Kiromic BioPharma, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 19, 2024 (the “Original Filing”), to (i) include the information required by Part III of Form 10-K and (ii) include the signatures of two directors who were inadvertently left off of the signature page. The Part III information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the proxy statement relating to our 2024 Annual Meeting of Shareholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. This Amendment No. 1 is not intended to update any other information presented in the Original Filing. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No.1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Kiromic BioPharma, Inc.

Annual Report on Form 10-K/A

Year Ended December 31, 2023

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names and ages of the current Board of Directors of the Company, our executive officers and the principal offices and positions held by each person.

Name	Age	Position(s)
Pietro Bersani	55	Chief Executive Officer and Director
Brian Hungerford	48	Chief Financial Officer
Michael Nagel	61	Board Chairman
Michael Caitlin	66	Director, Chair of the Audit Committee
Pam Misajon	65	Director, Chair of the Nominating and Corporate Director, Governance Committee

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

Brian Hungerford, CPA, CGMA. Mr. Hungerford has served as our Interim Chief Financial Officer since the beginning of June 2023 and as our Chief Financial Officer since October 2023. From October 2020 to May 2023, Mr. Hungerford was CEO of H4D Consulting, a finance and accounting services consulting firm he founded. From June 2020 through October 2020, he was the global controller for Windstar LPG, a multinational logistics firm specializing in the transportation of refined fuels throughout North America and from January 2020 to June 2020, he was a senior director at Axia Services, a boutique consulting firm.  From November 2017 to August 2019, he was the North American controller for Mercuria Energy Trading, a global energy trading firm. He has also worked at large public companies, such as Constellation Energy Group, Dynegy, and Merrill Lynch-Bank of America and in public accounting for Deloitte in their Global Energy Markets practice, specializing in derivatives and technical accounting as an auditor and consultant for three years. Throughout his career, Mr. Hungerford gained significant experience in SEC reporting, internal controls, project management, process improvements, systems design & implementation, and automation. Mr. Hungerford is also certified in Lean Six Sigma.

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

Mike Caitlin. As Senior Vice President, Chief Information Security Officer, and Head of Technology Services at Capital Group from 1994 to 2022, Mr. Catlin played a pivotal role in transforming the organization's approach to security. He modernized and expanded the company’s security program, evolving IT to a top business priority. He also had a significant impact on technology infrastructure at Capital Group, overseeing 500 global associates and a $400 million annual budget. His initiatives resulted in improved system availability and streamlined operations to support business growth and effective cost control.

Mr. Catlin serves on Capital Group’s audit committee, the operations risk oversight committee, the information security steering committee, and the American Funds Service board. He is also Chair of the Investment Company Institute.

Mr. Catlin received a B.S. in Business Computer Methods and an M.S. in Computer Science from California State University.

We believe Mr. Catlin’s qualifications to serve on our board include his industry knowledge and technology experience.

Pam Misajon. Pam Misajon brings to the Company more than three decades of experience with a comprehensive background in drug development, regulatory affairs and clinical operations, as well as product commercialization strategies. Ms. Misajon has been serving as Chief Compliance Officer and Vice President of Operations, Regulatory and Quality Affairs at Suneva Medical since 2017.

Prior to Suneva Medical, Ms. Misajon held positions at several pharmaceutical companies, including Vice President of Regulatory Affairs at Neomend, where she played a key role in securing regulatory approvals for multiple breakthrough therapies. She also held executive regulatory and clinical affairs positions at Ellipse Technologies, Pegasus Biologics, and IntraLuminal Therapeutics.

Ms. Misajon received a B.A. in Business Management from the University of Phoenix, San Diego Campus.

We believe Ms. Misajon’s qualifications to serve on our board include her industry knowledge and regulatory affairs experience.

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

Director Independence

Our Board has determined that a majority of the Board consists of members who are currently “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). The Board considers Michael Nagel, Mike Catlin and Pam Misajon to be “independent.” Pietro Bersani, our Chief Executive Officer is not considered to be “independent” as defined by Nasdaq Listing Rule 5605(a)(2).

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

The Audit Committee currently consists of Michael Nagel and Mike Catlin. We believe that all members are “independent” as that term is defined under applicable SEC and Nasdaq rules. Michael Nagel is our Audit Committee Chair. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The charter is available on our website at https://ir.kiromic.com.

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

The Compensation Committee currently consists of Michael Nagel and Pam Misajon. We believe that all of the members are “independent” under the current listing standards of Nasdaq. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee which is available on our website at https://ir.kiromic.com.

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

The Corporate Governance/Nominating Committee currently consists of Michael Nagel and Pam Misajon. We believe that all of the members are “independent” under the current listing standards of Nasdaq. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee which is available on our website at https://ir.kiromic.com.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table contains compensation information for our Chief Executive Officer and certain other executives who were the most highly compensated executive officers for the years ended December 31, 2023 and 2022:

Name & Principal Position	Year	Salary	Bonus	Equity Incentive Plan Grants	Total
Pietro Bersani, Chief Executive Officer	2023	$616,693	$275,000	$15,095	$906,787
	2022	$496,763	$50,000	$261,707	$808,470
Scott Dahlbeck, Chief of Staff	2023	$359,077	$—	$—	$359,077
Leonardo Mirandola, Chief Operating Officer	2023	$308,317	$75,000	$—	$383,317
Brian Hungerford, Chief Financial Officer*	2023	$93,750	$—	$5,039	$98,789

* This employee was hired in October 2023

Employment Agreements

On January 27, 2022, we entered into an Executive Employment Agreement (the “Bersani Agreement”) with Pietro Bersani, our Chief Executive Officer. The term of the Bersani Agreement commenced on January 27, 2022 and will continue for a one year term which may be mutually extended which has occurred. Pursuant to the Bersani Agreement, Mr. Bersani’s current base compensation is $550,000 per year, plus a housing and travel allowance. Mr. Bersani is eligible to receive a performance-based cash bonus of up to 50% of the Base Salary to be determined by the Board in its good faith discretion based on the achievement of metrics or goals approved by the Board’s Compensation Committee.  If Mr. Bersani’s employment is terminated by us for cause or as a result of Mr. Bersani’s death or permanent disability, or if Mr. Bersani terminates the Bersani Agreement voluntarily without Good Reason (as defined in the Bersani Agreement), Mr. Bersani will be entitled to receive a lump sum equal to any portion of unpaid base compensation then due for periods prior to termination and all unvested RSUs and stock options will vest on the termination date and the time for Mr. Bersani to exercise all options granted and vested shall be equal to the term of the option. If Mr. Bersani’s employment is terminated by us without cause or by Mr. Bersani for Good Reason, Mr. Bersani will be entitled to receive (provided that Mr. Bersani executes a written release with respect to certain matters) (i) a severance payment equal to his base compensation for 4 months from the date of termination, (ii)  and reimburse Mr. Bersani’s payment of COBRA premiums for the shorter of 18 months from the date of termination or until Mr. Bersani obtains reasonably comparable coverage, (iii) all unvested stock options, restricted stock units and other stock-based awards granted to Mr. Bersani in connection with his employment, including the RSUs, shall become immediately vested and exercisable (if applicable) and with respect to restricted stock units and similar awards shall be settled within 30 days after the termination date and (iv) Mr. Bersani shall be entitled to receive his annual bonus for the year of termination as determined by the Board.

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

On October 1, 2023, we entered into an executive employment agreement (the “Hungerford Agreement”) with Brian Hungerford pursuant to which Mr. Hungerford will be employed by the Company as Chief Financial Officer. Pursuant to the Agreement, Mr. Hungerford shall receive a salary of $375,000 per year as Base Salary and be eligible for an annual target bonus of 40% of Base Salary.  In addition, Mr. Hungerford shall be granted 21,900 restricted shares which shall vest on October 1, 2024. Pursuant to the terms of the Hungerford Agreement, if Mr. Hungerford’s employment is terminated by the Company for cause or as a result of Mr. Hungerford’s death or permanent disability, or if Mr. Hungerford terminates his employment agreement voluntarily, Mr. Hungerford will be entitled to receive a lump sum equal to any portion of unpaid base compensation then due for periods prior to termination.  In addition, if employment is terminated as a result of Mr. Hungerford’s death or permanent disability, Mr. Hungerford will be entitled to (i) any bonus earned but not yet paid through the date of his termination and (ii) all unvested stock options and RSUs will all vest upon the termination date and the time for Mr. Hungerford to exercise all options granted and vested shall be equal to the term of the option.  If Mr. Hungerford’s employment is terminated by the Company without cause or by Mr. Hungerford for good reason, provided Mr. Hungerford signs a release agreement, he will be entitled to receive a severance payment equal to his base compensation for 12 months from the date of termination and the bonus and any benefits that Mr. Hungerford would be eligible for during such 12 month period and all stock options, restricted stock unit and other stock-based awards schedule to vest during the 24 month period immediately following the termination of employment shall become immediately vested and exercisable.

Outstanding Equity Awards as of December 31, 2023

	Number of Securities				Number of Securities
	Underlying Unexercised Options		Option	Option	Underlying RSU Grants		RSU
	Exercisable	Unexercisable	Exercise Price	Expiration Date	Vested	Unvested	Expiration Date
Pietro Bersani, Chief Executive Officer	176	—	426.30	8/20/2030	86,877	—	10/5/2033
Scott Dahlbeck, Chief of Staff	477	—	727.50	6/8/2030	2,242	—	8/10/2032
Leonardo Mirandola, Chief Operating Officer	115	—	199.20	11/10/2027	22	28	4/27/2031
Brian Hungerford, Chief Financial Officer	—	—	—	—	—	21,900	10/5/2033

Director Compensation

During year ended December 31, 2023, our non-employee directors received the following compensation for their services on the Board and its committees:

	Cash Fees	Equity Incentive Plan Grants	Total
Americo Cicchetti*	$42,125	$—	$42,125
Michael Nagel	$93,750	$4,142	$97,892
Michael Catlin	$28,500	$1,726	$30,226
Pam Misajon	$25,500	$1,726	$27,226

* Mr. Cicchetti resigned as a director in September 2023

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2023.

	Equity Compensation Plans
	Number of securities
	to be issued upon	Weighted average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding	remaining available
	warrants and rights	options	for future issuance
Equity compensation plans approved by security holders - 2017 Plan	5,853	285.36	320
Equity compensation plans approved by security holders - 2021 Plan	12,240	12.90	76,082
Equity compensation plans not approved by security holders	—	—	—
Total	18,093	—	76,402

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 21, 2024 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 21, 2024, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 1,288,235 shares of common stock outstanding on March 21, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 21, 2024. We did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

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

		Percentage of
	Number of Shares	Common Stock
Beneficial Owner	Beneficially Owned	Beneficially Owned
Directors and Executive Officers
Pietro Bersani	86,877	6.07%
Scott Dahlbeck	14,318	1.00%
Leonardo Mirandola	105	0.01%
Brian Hungerford	—	0.00%
Michael Nagel	24,296	1.70%
Michael Catlin	7,500	0.01
Pam Misajon	7,500	0.01
All current directors and executive officers as a group (7 persons)	140,596	9.82%
5% Stockholders
YA II PN, Ltd (1)	139,674	9.76%
S.hield Cap1tal Funding LLC (2)	143,000	9.99%

* Represents ownership of less than 1%
(1) Represents shares of common stock issuable upon exercising the SEPA agreement, which contain a 9.99% blocker. SEPA agreement is discussed in Note of the 10-K 2023 filed on March 19, 2024.
(2) Represents shares of common stock issuable upon conversion of preferred stock and convertible notes, each of which contain a 9.99% blocker.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There were no related transactions with any of our directors, executive officers or persons who we know hold more than five percent of any class of our capital stock, including their immediate family members, for the years ended December 31, 2023 or 2022.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

	Year Ended
	December 31,
	2023	2022
Audit Fees (1)	$568,188	$656,008
Audit-Related Fees (2)	127,000	312,998
Tax Fees (2)	62,932	103,530
All Other Fees	152,478	254,307
Total	$910,597	$1,326,843

(1) Includes professional services fees performed by Whitley Penn for $428,604 and Deloitte for $139,584 for the year ended December 31, 2023; Whitley Penn for $92,848 and Deloitte for $563,160 for the year ended December 31, 2022.

(2) Includes professional fees performed by Deloitte for both years presented.

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

The fees for professional services rendered in connection with the audit of the Company’s annual financial statements, for the review of the financial statements included in the Company’s interim reports and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, including issuance of comfort letters. On April 29, 2022, the Company and Whitley Penn executed an engagement letter formally engaging Whitley Penn as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2023 and 2022.

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

Date: March 21, 2024	KIROMIC BIOPHARMA, INC.

	By:	/s/ Pietro Bersani
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

Signature	Title	Date

/S/ PIETRO BERSANI
Pietro Bersani	Chief Executive Officer	March 21, 2024

/S/ BRIAN HUNGERFORD
Brian Hungerford	Chief Financial Officer	March 21, 2024

/S/ MICHAEL NAGEL
Michael Nagel	Independent Director	March 21, 2024

/S/ MIKE CATLIN
Mike Catlin	Independent Director	March 21, 2024

/S/ PAM MISAJON
Pam Misajon	Independent Director	March 21, 2024