Form 10-Q
period 2024-03-31
Kiromic Biopharma, Inc.
filed 2024-05-10
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 8, 2024, there were 1,288,235 shares of the registrant’s common stock outstanding.

Cautionary Note on Forward-Looking Statements

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

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and subsequent quarterly reports on Form 10-Q describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized, except as may be required by law.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023

Assets:
Current Assets:
Cash and cash equivalents	$3,676	$3,204
Prepaid expenses and other current assets	1,892	1,226
Total current assets	5,568	4,430
Property and equipment, net	5,650	6,175
Operating lease right-of-use asset, net	1,389	1,543
Other assets	21	21
Total Assets	$12,628	$12,169

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Senior secured convertible promissory notes	$12,000	$14,000
Accounts payable	2,000	2,136
Accrued expenses and other current liabilities	1,251	1,673
Interest payable	3,008	1,938
Note payable	192	—
Operating lease liability - short term	642	631
Total current liabilities	19,093	20,378
Operating lease liability - long term	747	912
Total Liabilities	19,840	21,290
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred Stock, $0.0001 par value: 60,000,000 shares authorized, 22,000 and 14,000 issued and outstanding, with a liquidation preference of $25,095 and $16,206, as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 1,288,235 and 1,258,460 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	121,832	113,775
Accumulated deficit	(129,045)	(122,897)
Total Stockholders’ Deficit	(7,212)	(9,121)
Total Liabilities and Stockholders’ Deficit	$12,628	$12,169

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Research and development	$3,022	$2,075
General and administrative	2,091	2,702
Total operating expenses	5,113	4,777
Loss from operations	(5,113)	(4,777)
Other expense:
Interest expense	(1,071)	(444)
Debt issuance amortization	—	(79)
Other income	36	—
Total other expense	(1,035)	(523)
Net loss	$(6,148)	$(5,300)
Net loss per preferred share, basic and diluted	$(405.61)	$—
Net loss per common share, basic and diluted	$(1.00)	$(6.17)
Weighted average preferred shares outstanding, basic and diluted	14,352	—
Weighted average common shares outstanding, basic and diluted	1,304,548	872,818

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands, except share amounts)

	Preferred Stock		Common Stock
	Number of		Number of		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2023	14,000	$—	1,258,460	$1	$113,775	$(122,897)	$(9,121)
Common stock discount amortization	—	—	—	—	86	—	86
Warrants underlying common stock issuance	—	—	—	—	(86)	—	(86)
Released restricted stock units	—	—	29,775	—	—	—	—
Issuance of convertible preferred stock	8,000	—	—	—	8,000	—	8,000
Stock compensation expense	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	(6,148)	(6,148)
Balance at March 31, 2024	22,000	$—	1,288,235	$1	$121,832	$(129,045)	$(7,212)

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands, except share amounts)

	Common Stock
	Number of		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2022	648,384	$1	$96,172	$(101,948)	$(5,775)
Common stock discount amortization	—	—	85	—	85
Warrants underlying common stock issuance	—	—	(85)	—	(85)
Released restricted stock units	1,773	—	—	—	—
Conversion of subordinated convertible notes into shares of common stock	329,086	—	2,914	—	2,914
Stock compensation expense	—	—	21	—	21
Net loss	—	—	—	(5,300)	(5,300)
Balance at March 31, 2023	979,243	$1	$99,107	$(107,248)	$(8,140)

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,148)	$(5,300)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	557	556
Operating lease non-cash expense	154	132
Stock compensation expense	57	21
Amortization of debt issuance costs	—	79
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(666)	(419)
Accounts payable	(147)	844
Interest payable	1,070	431
Accrued expenses and other current liabilities	(422)	(327)
Operating lease liability	(154)	(144)
Net cash used for operating activities	(5,699)	(4,128)
Cash flows from investing activities:
Purchases of property and equipment	(21)	—
Net cash used for investing activities	(21)	—
Cash flows from financing activities:
Proceeds from senior secured convertible note payable	6,000	6,000
Borrowings from note payable	400	—
Repayments of note payable	(208)	(163)
Debt issuance costs	—	(300)
Net cash provided by financing activities	6,192	5,537
Net change in cash and cash equivalents	472	1,409
Cash and cash equivalents:
Beginning of period	3,204	645
End of period	$3,676	$2,054

Supplemental disclosures of cash flow information:
Cash paid for interest on note payable	$5	$13
Non-cash investing and financing activities:
Exchange of 25% senior convertible promissory notes into preferred stock	$8,000	$—
Conversion of subordinated convertible promissory notes into common stock	$—	$(2,914)
Property and equipment in accounts payable	$11	$—

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION

Nature of Business

Kiromic BioPharma, Inc. and subsidiaries (the "Company" or “We”) are a clinical stage, fully integrated biotherapeutics company formed under the Texas Business Organizations Code in December 2012. We maintain offices in Houston, Texas. We have not generated any revenue to date.

We are an allogeneic Gamma Delta T-cell therapy company featuring novel, proprietary end-to-end bioinformatic, AI targeting and manufacturing technologies to address solid tumors. Our end-to-end approach consists of target discovery and validation, product development, and on-site current good manufacturing practices (“cGMP”) which we believe will allow us to leverage a new framework for the next generation of cell therapies.

From a development standpoint, we utilize innovative non-engineered and engineered Gamma Delta T cell (GDT) technologies and are developing proprietary, virus-free cell engineering methods to develop novel therapies for solid tumors that we believe will be effective and cost-efficient. Deltacel™️ (Deltacel) is our first allogeneic, off-the-shelf GDT cell-based product currently in a Phase 1 clinical trial. Our Procel™️ and Isocel™️ product candidates consist of allogeneic, engineered, off-the-shelf CAR-GDT cells, and they are currently in the preclinical development stage. Our Procel product candidate consists of engineered GDTs that target PD-L1. Our Isocel product candidate consists of engineered GDTs that target Mesothelin Isoform 2 (“Iso-Meso”). Our Deltacel™️ product candidate consists of non-engineered GDTs which we expand, enrich, and activate ex-vivo through a proprietary process, and it is intended to treat solid tumors regardless of the specific tumor antigen expression. Procel™️ consists of engineered GDTs targeting PD-L1 positive tumors, while Isocel™️ consists of engineered GDTs targeting solid tumors expressing a tumor-specific variant (Isoform) of Mesothelin (“Iso-Meso”).

We have a total of five clinical programs to study our key product candidates:

1)	Deltacel-01: This phase 1 clinical trial is active, and it is intended to evaluate Deltacel in combination with low-dose targeted radiation for patients with stage 4 non-small cell lung cancer (NSCLC).
2)	Isocel combination: This phase 1 clinical trial is expected to evaluate Isocel in combination with low-dose radiation for patients with Mesothelin Isoform 2 positive solid malignancies.
3)	Alexis-ISO-1: This phase 1 clinical trial is expected to evaluate Isocel in patients with Mesothelin Isoform 2 positive solid malignancies.
4)	Procel combination: This phase 1 clinical trial is expected to evaluate Procel in combination with low-dose radiation for patients with PD-L1 positive solid malignancies.
5)	Alexis-PRO-1: This phase 1 clinical trial is expected to evaluate Procel in patients with PD-L1 positive solid malignancies.

Depending on pre-clinical evidence, we might submit 1 IND for Isocel and 1 for Procel, for a total of 2 new INDs in 2025, to study our product candidates either with or without low-dose radiation.

Going Concern— These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $5.7 million for the three months ended March 31, 2024, and an accumulated deficit of $129 million as of March 31, 2024. To date, the Company has relied on equity and debt financing to fund its operations. The Company’s product candidates are still in the early stages of development, and substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. The Company does not have sufficient cash on hand or available liquidity to meet its obligations through the twelve months following the date the condensed consolidated financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2023. The results of operations for the period ended March 31, 2024, are not necessarily indicative of the operating results that may be expected for a full year. The consolidated balance sheet as of December 31, 2023, contains financial information taken from the audited Company consolidated financial statements as of that date.

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

Internal Use Software Development Costs—The Company capitalizes certain costs incurred to develop internal use software. All costs incurred that relate to planning and post-implementation phases of development are expensed as incurred. Costs incurred in the development and implementation phases are capitalized and amortized over the estimated life of the software, generally five years. The Company capitalized software development costs of approximately $23 thousand and $0 for the three months ended March 31, 2024 and 2023, respectively, which are recorded in Property and equipment, net on the accompanying condensed consolidated balance sheets.

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

The Company records uncertain tax positions in accordance with Accounting Standard Codification (“ASC 740”), Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations. No such interest or penalties were recognized during the three months ended March 31, 2024 or 2023.

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

Nonvested Stock Options and Restricted Stock Units—Pursuant to the Company’s 2017 Stock Incentive Plan (the “2017 Plan”) and the Omnibus 2021 Equity Incentive Plan (the “2021 Plan”), the Company has the ability to issue a variety of share-based payments and incentives to board members, employees, and non-employees through grants of nonvested stock options, restricted stock units (“RSUs”) and restricted stock awards (“RSAs”).

The vesting conditions for stock options, RSUs and RSAs include annual and monthly vesting. Annual vesting conditions are for four years. Monthly vesting conditions range from 10 to 48 months. When nonvested options are vested, they become exercisable over a 10-year period from grant date.

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

The Company estimates the grant date fair value of stock options using the Black-Scholes model and the assumptions used to value such stock options are determined as follows:

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

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes model on the implied yield available on U.S. Treasury zero-coupon issues with a term equivalent to that of the expected term of the stock options for each stock option group.

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

Recently Issued Accounting Pronouncements—From time to time, Accounting Standards Updates (“ASU”) are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

Accounting Standards Not Yet Adopted

Segments. In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”. ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company currently operates as one reportable segment and does not believe there will be a material impact on the related disclosures in the consolidated financial statements.

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures (Topic 740)”. ASU 2023-09 requires enhanced disclosures on income taxes paid, adds disaggregation of continuing operations before income taxes between foreign and domestic earnings and defines specific categories for the reconciliation of jurisdictional tax rate to effective tax rate. This ASU is effective for fiscal years beginning after December 15, 2024, and can be applied on a prospective basis. The Company is currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.

3.NET LOSS PER COMMON STOCK SHARE

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

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Net loss	$(6,148)	$(5,300)
Less: Initial Public Offering Common Stock discount amortization	(25)	(25)
Less: Public Offering Common Stock discount amortization	(61)	(60)
Less: Undeclared dividends attributable to preferred stock	(889)	—
Net loss attributable to common shareholders	$(7,123)	$(5,385)

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
(In thousands, except share and per share amounts)	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Net loss per share, basic and diluted
Allocation of undistributed net loss	$(1,302)	$(5,821)	$(5,385)	$—
Weighted average shares outstanding, basic and diluted	1,304,548	14,352	872,818	—
Basic and diluted net loss per share	$(1.00)	$(405.61)	$(6.17)	$—

For the three months ended March 31, 2024, there were 114,009 restricted stock units and 15,416 warrants that were excluded from the computations of diluted weighted-average shares of common stock because they were anti-dilutive.

During the three months ended March 31, 2024, the Company entered into an Exchange Agreement whereby outstanding promissory notes totaling $8,000,000 were exchanged for 8,000 shares of Series D Convertible Voting Preferred Stock (the “Series D Stock”). See Note 10- Stockholder’s Equity for details about conversion price. The Series D Stock accrues an annual 25% dividend, whether or not declared, which if unpaid is added to the aggregate liquidation preference. During the three months ended March 31, 2024 and 2023, the preferred shareholders earned $889 thousand and none, respectively, of preferred dividends. The dividends were not accrued on the condensed consolidated balance sheet as of March 31, 2024, as these dividends were not declared.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Equipment	$3,135	$3,126
Leasehold improvements	7,372	7,372
Office furniture, fixtures, and equipment	137	137
Software	360	360
Construction in progress	124	101
	11,128	11,097
Less: Accumulated depreciation	(5,478)	(4,921)
Total	$5,650	$6,175

Depreciation expense was $557 thousand and $556 thousand for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense is allocated between research and development and general and administrative operating expenses on the condensed consolidated statements of operations.

5.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of:

(In thousands)	March 31, 2024	December 31, 2023
Accrued litigation	$—	$448
Accrued compensation	946	865
Accrued consulting and outside services	305	361
Total	$1,251	$1,673

6.NOTE PAYABLE

In January 2024, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $400 thousand with an annual interest rate of 4.93%, to be paid over a period of eleven months. As of March 31, 2024, the remaining payable balance on the financed amount was $192,000.

7.SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

The Company began issuing senior secured convertible promissory notes (each a “CPN” and together the “Notes”) payable to a private accredited investor (the “Investor”) during 2022.

Through March 31, 2024, the Company has issued to the Investor thirteen notes totaling $34 million, of which $6 million were issued during the three months  ended March 31, 2024. The notes are each 25% Senior Secured Convertible Promissory Notes with largely consistent terms including a stated interest rate of 25% per year, a stated conversion price subject to a beneficial ownership limitation and share cap representing a certain percentage of the outstanding shares of Common Stock at the time of conversion, and a one-year maturity. As of March 31, 2024, there were five outstanding notes. Two outstanding notes with a value of $2,400,000, were each issued with a conversion price of $6.50. Two outstanding notes with a value of $2,400,000 were each issued with a conversion price of $5.00. One outstanding note with a value of $2,400,000 was issued with a conversion price of $2.50.

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

In April 2023, July 2023 and March 2024, the Company executed an exchange agreement to convert $8,000,000, $6,000,000 and $8,000,000 of the senior secured promissory notes principal into shares of preferred stock, respectively. See Note 10—  Stockholder’s Equity for further discussion.

Senior secured convertible promissory notes consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Senior secured convertible promissory note, maturing June 26, 2024	2,400	2,400
Senior secured convertible promissory note, maturing July 25, 2024	2,400	2,400
Senior secured convertible promissory note, maturing August 25, 2024	2,400	2,400
Senior secured convertible promissory note, maturing September 27, 2024	2,400	2,400
Senior secured convertible promissory note, maturing November 2, 2024	2,400	2,400
Senior secured convertible promissory note, maturing December 12, 2024	—	2,000
Total senior secured convertible promissory notes	$12,000	$14,000

8.COMMITMENTS AND CONTINGENCIES

License Agreements—The Company has entered into a number of licensing arrangements for various intellectual property and licensed patent rights for technologies being developed for commercial sale. As part of these arrangements, the Company is subject to contingent milestone payments in accordance with agreed-upon development objectives, as well as future royalty payments on product sales of the underlying assets. As of March 31, 2024, and December 31, 2023, the Company has not incurred any milestone or royalty liabilities related to these license agreements.

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

We dispute Terrell’s claims and allegations in the Action and intend to vigorously defend against them. On May 21, 2021, the Company filed a motion to dismiss Terrell’s claims in the actions with prejudice, arguing that (i) Terrell’s options-related claims fail because his 2014 and January 2017 agreements were explicitly superseded by a later options agreement, under which Terrell relinquished his prior options; and (ii) Terrell is not entitled to indemnification because the Action relates to contracts between the Company and Terrell in his personal capacity, and not in connection with any activities or duties of Terrell in his official capacity as former director. In response to the motion filed on June 2021, Terrell withdrew his claim for indemnification, but opposed the portion seeking dismissal of his declaratory judgment claim. The motion was fully briefed with the filing of the Company’s reply brief on July 7, 2021.

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

On January 31, 2024, the Chancery Court issued a letter opinion that dismissed Terrell’s claims based on the contract-interpretation grounds the Company originally advanced back in 2021, as well as the Delaware Supreme Court’s determination that the third options agreement was not unconscionable. On March 11, 2024, the Chancery Court entered a stipulated form of Final Order and Judgment, dismissing Terrell’s claims consistent with the Chancery Court’s January 31, 2024 letter opinion.  Terrell thereafter commenced an appeal of the dismissal to the Delaware Supreme Court.  Under the briefing schedule ordered by the Delaware Supreme Court, Terrell’s opening appellate brief is due on or before May 9, 2024, and the Company’s answering brief is due 30 days after the date of service of Terrell’s opening brief. On appeal, the Company intends to vigorously argue that the Chancery Court’s dismissal should be affirmed.

Karp and Podmore Class Actions

On August 5, 2022, Ronald H. Karp, filed a class action complaint in the United States District Court for the Southern District of New York (the “Karp Class Action”) in connection with a public offering by the Company that closed on or about July 2, 2021, and asserting claims against the Company and certain current and former officers and directors of the Company for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock through the Company’s public offering that closed on July 2, 2021 and Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the certain statements and acts made by the defendants between June 25, 2021 and August 13, 2021. On October 3, 2022, Joseph Podmore filed a class action complaint in the United States District Court for the Southern District of New York (the “Podmore Class Action”) raising similar claims.

The Karp Class Action and the Podmore Class Action were consolidated and are collectively referred to as the “Class Action”. Please refer to the Settlement of the Class Action described more fully below.

Settlement in Principle of the Class Action

On August 7, 2023, we entered into a term sheet with the plaintiffs in the Class Action, to settle in principle (and globally resolve) the Class Action. We subsequently reached agreement with the plaintiffs in the Class Action on all settlement materials and terms including with respect to payment of up to $2,300,000 and, on September 29, 2023, counsel for plaintiffs submitted the proposed settlement materials to the Court for approval. Of this amount, insurance covered $570,000, resulting in a net settlement of $1,730,000 owed by the Company. As of March 31, 2024, we have paid the totality of the settlement to the plaintiffs, of which $448,000 was payable as of December 31, 2023.

The Company regularly assesses all contingencies and believes, based on information presently known, the Company is not involved in any other matters that would have a material effect on the Company’s financial position, results of operations and cash flows.

9.LEASES

The Company leases real estate for office and warehouse space under non-cancelable operating leases, with a total rentable space of 149,000 square feet. The Company intends to use the full lease term under the existing lease agreement which is currently set to expire on April 30, 2026.  As of March 31, 2024, the Company is not able to determine if any renewal options will be exercised.

There are no variable payments associated with the lease agreements, as the rent payments are predetermined on a fixed schedule.

The following table indicates the balance sheet line items that include the right-of-use assets and lease liabilities for our operating lease:

(In thousands)	March 31, 2024	December 31, 2023
	Operating lease	Operating lease
Right-of-Use Asset
Operating lease, net	$1,389	$1,543
Total right-of use asset, net	$1,389	$1,543

Lease Liabilities
Operating lease - short term	$(642)	$(631)
Operating lease - long term	(747)	(912)
Total lease liabilities	$(1,389)	$(1,543)

For the three months ended March 31, 2024, the components of lease expense were as follows:

	Three Months Ended
(In thousands)	March 31, 2024	March 31, 2023
Operating lease cost allocated to research and development expense	$113	$90
Operating lease cost allocated to general and administrative expense	66	90
Total lease expense	$179	$180
Weighted-average remaining lease term	2.09	3.09
Weighted-average discount rate	7.12%	7.12%

As of March 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

Maturity of Lease Liabilities (In thousands)	Operating lease
2024 (remaining)	$538
2025	725
2026	243
Total lease payments	1,506
Less: imputed interest	(117)
Present value of lease payments	$1,389

10.STOCKHOLDERS’ EQUITY

Stock— As of March 31, 2024, and December 31, 2023, the Company was authorized to issue 60,000,000 shares of preferred stock (24,000,000 shares designated as Series A-1 Preferred Stock and 16,500,000 shares designated as Series B Preferred stock) and 300,000,000 shares of common stock. Additionally, as of March 31, 2024, the Company authorized the issuance of 14,000 shares of Series C Convertible Voting Preferred Stock (the “Series C Stock”) and 8,000 shares of Series D Convertible Preferred Stock (the “Series D Stock” and together with the Series C Stock, the “Preferred Shares”). The Company issued 8,000 shares of Series C Stock on April 2, 2023, 6,000 shares of Series C Stock on July 18, 2023, and 8,000 shares of Series D Stock on March 28, 2024 as part of the three Exchange agreements discussed below, of which 14,000 shares of Series C Stock and 8,000 shares of Series D Stock remain outstanding as of March 31, 2024.

The Preferred Shares are convertible into shares of the Company’s common stock, par value $0.001 per share. The Preferred Shares are voting stock and holders are entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock basis as determined by dividing the Liquidation Preference with respect to such shares of Preferred Shares by their conversion price. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Accordingly, holders of Preferred Shares are entitled to one vote for each whole share of Common Stock into which their Preferred Shares are convertible on all matters submitted to a vote of stockholders.

Cumulative Rights of Series C and D Stock Shareholders— The Preferred Shares accumulate undeclared dividends at an annual rate of 25%. Unpaid dividends and undeclared dividends are added to the aggregated Liquidation Preference, which also includes the face value of the Preferred Shares outstanding. In the event of any liquidation of the Company, holders of Preferred Shares then outstanding shall be entitled to be paid the Liquidation Preference out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of any other shares of capital. As of March 31, 2024 and December 31, 2023, the outstanding Liquidation Preference of the Series C Stock  and Series D Stock is $25,094,500 and $16,205,500, respectively.

Participating Rights of Series C and D Stock Shareholders— In the event the Company declares a dividend, and all cumulative dividends have been distributed, the Series C Stock participates in any remaining declared dividends to be paid equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends paid on shares of Common Stock.

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

On March 28, 2024, the Company entered into an Exchange Agreement with the holder of promissory notes to exchange an aggregate principal amount of $8 million of the Company’s 25% Senior Secured Convertible Promissory Notes for 8,000 shares of Series D Stock. The $8 million Senior Secured Convertible Promissory Notes is the aggregate of four promissory notes that were issued in the previous months, for $2 million each.

Warrants—Holders of warrants (the “Warrants”) grant the holder the right to purchase a specified number of shares of the Company at a specified price with an expiration date of five years.  Holders of the Warrants may purchase 2,083 shares of common stock at an exercise price of $450.00 per share with an expiration date of October 14, 2025, or an additional 13,333 shares of common stock at an exercise price of $187.50 per share with an expiration date of July 1, 2026. All of the Warrants were outstanding as of March 31, 2024 and December 31, 2023.

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

11.STOCK-BASED COMPENSATION

2017 Stock Incentive Plan—Restricted Stock Units

The following table summarizes the activity for all RSUs outstanding under the 2017 Plan at March 31, 2024 and March 31, 2023:

	2024		2023
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of period	605	$285.36	650	$259.50
Granted	—	—	—	—
Vested	—	255.85	(35)	252.60
Cancelled and forfeited	(30)	260.10	—	—
Nonvested RSUs at March 31	575	$285.36	615	$258.88

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, as follows:

	March 31,
(In thousands)	2024	2023
Research and development	$5	$—
General and administrative	8	—
Total	$13	$—

2017 Stock Incentive Plan— Stock Options

The following table summarizes the activity for all stock options outstanding at March 31, 2024 under the 2017 Plan:

	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	5,853	$285.36	11,286	$254.40
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled and forfeited	—	—	(5,185)	215.35
Balance at March 31	5,853	$285.36	6,101	$287.58
Options exercisable at March 31:	5,853	$285.36	6,083	$286.20

In addition, the weighted average remaining contractual life for the options is 3.68 years and 3.93 years as of March 31, 2024, and December 31, 2023, respectively. The options have no intrinsic value as of March 31, 2024, or December 31, 2023, respectively.

There were no stock compensation expenses recognized from stock-based compensation awards classified as stock options in the condensed consolidated statements of operations for the three months ended March 31, 2024, and 2023.

As of March 31, 2024, there was no unrecognized stock compensation expense related to unvested stock options.

2021 Stock Incentive Plan—Restricted Stock Units

The following table summarizes the activity for all RSUs outstanding as of March 31, 2024 and 2023 under the 2021 Plan:

	2024		2023
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSUs at beginning of period	89,206	$1.56	684	$133.20
Granted	54,000	2.34	—	—
Vested	(29,775)	4.95	—	—
Cancelled and forfeited	—	—	(667)	126.60
Nonvested RSUs at March 31	113,431	$1.76	17	$126.60

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023, as follows:

	March 31,
(In thousands)	2024	2023
Research and development	$11	$8
General and administrative	33	13
Total	$44	$21

The vested outstanding restricted stock units that have not been released to grantees as of March 31, 2024, were included in calculation of weighted average common shares outstanding, basic and diluted (See Note 3, Net Loss Per Common Share). The Company plans to release these shares to the grantees in the near future. Since there is a possibility that any portion of those shares could be sold as part of the release, the shares will be released in compliance with the Company’s insider trading policy when there is an open trading window and grantees are not in possession of any material non-public information.

As of March 31, 2024, there was $344,700 unrecognized stock compensation expense related to unvested restricted stock units.

2021 Stock Incentive Plan — Stock Options

The following table summarizes the activity for all stock options outstanding at March 31, 2024 under the 2021 Plan:

	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	12,240	$12.90	21,420	$12.90
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled and forfeited	—	—	(9,180)	—
Balance at December 31	12,240	$12.90	12,240	$12.90
Options exercisable at March 31:	12,240	$12.90	12,240	$12.90

In addition, the stock options had weighted average remaining contractual life of 3.68 years. There was no stock compensation expense during the three months ended March 31, 2024 or March 31, 2023.

12.INCOME TAXES

The Company’s effective tax rate from continuing operations was 0% for the three months ended March 31, 2024 and 2023. The Company recorded no income tax provision for the three months ended March 31, 2024.

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

13.SUBSEQUENT EVENTS

Issuance of Senior Secured Convertible Promissory Note

On April 2, 2024, the Company issued a 25% Senior Secured Convertible Promissory Note (the “April 2 Note”) to the investor. The Note has a principal amount of $2,000,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on April 2, 2025 (the “April 2 Maturity Date”), on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

On May 1, 2024, the Company issued a 25% Senior Secured Convertible Promissory Note (the “May 2 Note”) to the Investor. The Note has a principal amount of $2,000,000, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures on May 1, 2025, on which the principal balance and accrued but unpaid interest under the Note shall be due and payable. The Stated Rate will increase to 27% per annum or the highest rate then allowed under applicable law (whichever is lower) upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The April 2 Note and May 2 Note are convertible into shares of the Company’s common stock, par value $0.001 per share, at an initial conversion price of $2.50 per share, subject to a beneficial ownership limitation equivalent to 9.99% which will increase to 19.99% on May 14, 2024.

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

From a development standpoint, we utilize innovative non-engineered and engineered GDT technologies and are developing proprietary, virus-free cell engineering tools to develop novel therapies for solid tumors that we believe will be effective and cost-efficient. DeltacelTM (Deltacel) is our first allogeneic off-the-shelf non-engineered GDT cell-based product in Phase 1 clinical stage. Our ProcelTM (“Procel”) and IsocelTM (“Isocel”) product candidates consist of allogeneic, engineered, off-the-shelf GDT cells and they are currently in the preclinical development stage. Our Deltacel product candidate consists of non-engineered GDTs which we expand, enrich, and activate ex-vivo through a proprietary process, and it is intended to treat solid tumors regardless of the specific tumor antigen expression. Procel consists of engineered GDTs targeting PD-L1 positive tumors, while Isocel consists of engineered GDTs targeting solid tumors expressing a tumor-specific variant (Isoform) of Mesothelin (“Iso-Meso”).

We currently have three product candidates: 1) DeltacelTM, non-engineered GDTs, expanded and activated with proprietary technology; 2) IsocelTM, GDTs engineered with an anti-Mesothelin isoform Chimeric Antigen Receptor; and 3) ProcelTM, GDTs engineered with a PD-1 switch receptor.

The Company is developing a novel and virus-independent engineering method, which will result in the submission of new IND applications. These applications are expected to be ready for submission to the FDA in the first half of 2025, subject to sufficient financing to support the progression of the development of those additional clinical trial candidates. Depending on evidence from preclinical studies, we may limit the new IND submission to two instead of four: one for Isocel and one for Procel. IND #1 named Deltacel-01 study, is evaluating DeltacelTM GDTs in combination with low-dose radiation.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began principal business operations in 2012. As discussed in more detail below, the Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond July 2024.

Recent Developments

Going Concern and Liquidity

We do not have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the condensed consolidated financial statements are issued. Therefore, this condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans were updated to evaluate different strategies to obtain the required funding of future operations. These plans may include, but are not limited to, additional funding from current or new investors, inclusive of a potential public offering of equity; however, if we are unable to raise additional funding to meet working capital needs, we will be forced to delay or reduce the scope of our research programs and/or limit or cease operations. The negative cash flows and lack of financial resources raised substantial doubt as to our ability to continue as a going concern, and that substantial doubt has not been alleviated. Therefore, this condition raises substantial doubt about the Company’s ability to continue as a going concern. See Note 1 to the Company’s Condensed Consolidated Financial Statements, “Going Concern” for further details.

The Company’s cash and cash equivalents were $3,676,000 as of March 31, 2024. The Company is currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through 12 months after the date of the filing of this quarterly report on Form 10-Q. The Company is working with a financial advisor to assist it with its efforts to obtain financing. In the absence of such financing, management anticipates that existing cash resources as of March 31, 2024, combined with verbal, non-contractual commitments for additional financing will not be sufficient to meet operating and liquidity needs beyond July 2024. However, management may further evaluate additional cost reduction actions, including additional reductions in the Company’s workforce and delay of research and development expenditures on one or more product candidates, in order to reduce the Company’s current expenditures and preserve cash. We are not able to predict whether any such cost reduction actions will be successful.

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

Financing Update

On March 28, 2024, the Company entered into an Exchange Agreement with the holder of promissory notes to exchange an aggregate principal amount of $8 million. See Note 10 – Stockholder’s Equity for more information.

On April 2 and May 1, 2024, the Company issued on each date $2 million of senior secured promissory notes.  Please see Note 7 – Senior Secured Convertible Promissory Notes for more information.

Clinical Update

In the second half of 2022, we started the development of Deltacel, our novel, non-engineered GDT cell product based on a proprietary methodology of expanding and activating GDT cells from healthy donors. We submitted the IND application for the Deltacel-01 trial in March 2023. On April 28, 2023, the FDA authorized us to proceed with the study. We began the clinical trial activation process during the second quarter of 2023. On October 23, 2023, we entered into a clinical trial agreement with Beverly Hills Cancer Center (BHCC) to conduct our Deltacel-01 Phase 1 Study in patients with stage 4 Non-Small Cell Lung Cancer (NSCLC).

On December 13, 2023, the first patient in the Deltacel-01 trial received the first dose of Deltacel at BHCC. We report no dose-limiting toxicities to date and a favorable preliminary outcome showing stabilization of disease at the 6-week follow-up, and a reduction of the tumor lesion at the two-month follow-up. Such favorable condition persists as of the 4-month follow-up visit. As we continue to monitor this patient, we enrolled four additional patients at BHCC between January and April 2024. We expect to enroll one more patient in May 2024. The results of our first three patients are in the following table:

Early Results

Patient	Safety	Six Weeks Post-treatment	Two Months Post-treatment	Four Months Post-treatment
1	✓ No dose limiting toxicities	✓ Stable disease	✓ Tumor size reduction by 6.6%	✓ Stable disease (compared with two-month follow-up)
2	✓ No dose limiting toxicities	✓ Stable disease ✓ Complete resolution of brain lesions	✓ Stable disease ✓ Confirmed clean brain imaging ✓ No new brain lesions	❑ Expected in June 2024
3	✓ No dose limiting toxicities	✓ Stable disease	✓ Stable disease	❑ Expected in June 2024
✓	In April 2024, patient 4 completed treatment, and patient 5 was enrolled
✓	Patient 6 expected to be enrolled in May 2024

On February 28, 2024, we activated a second clinical trial site with Virginia Oncology Associates, PC. in our Deltacel-01 Phase 1 Study. On April 8, 2024 we activated the third site in the Deltacel-01 trial, Texas Oncology, at Tyler, TX. On May 8, 2024, we activated our fourth clinical trial site, UPMC Hillman Cancer Center located in Pittsburgh, VA. We expect to have one additional clinical trial site in May 2024.

The Deltacel-01 study, encompassing long-term follow-up, spans up to 24 months. By the mid-term follow-up, expected by the conclusion of 2024, we anticipate gathering substantial evidence of clinical benefit from approximately 15 patients. At this juncture, we may consider petitioning for early termination of the Deltacel-01 Phase 1 study, contingent upon demonstrated clinical benefits and the absence of toxicities.

To advance the clinical development of Deltacel, we envision two primary pathways, as follows.

1.	Pursuing Fast Track designation concurrent with the ongoing Deltacel-01 Phase 1 study. This could be followed by a pivotal Phase 2 trial and subsequent submission of a Biologics License Application (BLA), or

2.	Opting for completing our Phase 1 trial, followed by a seamless Phase 2-3 trial to support a BLA application. The seamless Phase 2-3 design integrates both learning and confirmation stages into a singular study, thereby reducing sample size and development duration.

By June 2024 we anticipate acquiring substantial clinical evidence to support a Fast Track designation application, with an expected FDA response within sixty days of the application. Fast Track designation expedites the review process for drugs with the potential to address serious conditions or unmet clinical needs based on compelling nonclinical and clinical data. The early clinical data we have collected thus far is favorable for this application. Fast Track designation offers benefits such as Accelerated Approval, Rolling Review, and Priority Review, which collectively accelerate the approval process.

In the mid-term development trajectory of Deltacel™️, provided there is a continued absence of toxicities and promising preliminary clinical evidence suggesting substantial therapeutic advancement over the current standard of care, we have the option to apply for Breakthrough Therapy Designation (BTD) in 2025, ahead of the conclusion of the Deltacel-01 Phase 1 trial. The FDA typically responds to BTD requests within sixty days. Notably, drugs granted BTD status also qualify for Fast Track designation benefits.

We plan to continue the development of Isocel and Procel and expect to be able to submit the Isocel and Procel INDs by the first half of 2025, subject to obtaining sufficient financing to support the progression of the development of these additional clinical trial candidates.

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

Remediation Actions resulting from the Internal Review

1.	The Board approved the inclusion of certain Risk Factors for inclusion in its periodic reports. See Part II, Item 1A. Risk Factors for further information. Such risk factors have been included in our Form 10-K for the year ended December 31, 2023.
2.	On January 10, 2022, the Board approved the formation of a Disclosure Committee comprised of certain members of the management including (i) its Chief Executive Officer; (ii) the executive in charge of overseeing submissions of any nature to the FDA; (iii) its Chief Financial Officer, if any; (iv) its General Counsel, if any; (v) its Controller, if any; (vi) any other finance executive overseeing financial disclosures; (vii) the executive in charge of investor relations, if any; and (viii) such other employees as the Chief Financial Officer, who serves as chairman of the Disclosure Committee, may invite from time to time. The Disclosure Committee shall be responsible for preparing and reviewing all corporate disclosures made by us to our security holders, the Securities and Exchange Commission and/or the broader investment community to ensure that such disclosures (i) shall be accurate and complete; (ii) shall fairly present, in all material respects, our financial condition, results of operations and cash flows; and (iii) shall be made on a timely basis in accordance with all applicable requirements of (A) the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder, (B) the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (C) the Nasdaq Stock Market or such other stock exchange on which the our securities may be traded and (D) any other applicable laws or legal requirements. The Board adopted and approved the Disclosure Committee Charter.
3.	The Board terminated Maurizio Chiriva-Internati as Chief Executive Officer for cause on January 27, 2022, after the Special Committee’s Internal Review found evidence of conduct that the Board believed was inconsistent with company policies. Under the terms of the Executive Employment Agreement between Dr. Chiriva and the Company effective as of July 1, 2020, as amended October 21, 2021, as the result of the termination of his employment, Dr. Chiriva also is deemed to have resigned as a Director on the Board effective as of January 27, 2022.
4.	The Board named Pietro Bersani as Interim Chief Executive Officer, effective as of January 27, 2022. Mr. Bersani has resigned from all Committees of the Board. Subsequently on May 10, 2022, Mr. Bersani was named Chief Executive Officer.
5.	The Board named independent Director Michael Nagel as Chairperson of the Board, effective as of January 27, 2022.
6.	The Board approved the appointment of Frank Tirelli as a member of the Board to fill a vacancy, effective as of January 28, 2022. The Board determined that Mr. Tirelli was “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). Mr. Tirelli was named Chairperson of the Audit Committee effective January 28, 2022. He was also nominated and appointed as a member of the Nominating and Corporate Governance Committee effective March 1, 2022. Mr. Tirelli was nominated by our Nominating and Corporate Governance Committee of the Board after a thorough review of all his background, relevant experience, and professional and personal reputations.
7.	On November 16, 2022, Frank Tirelli informed the Board of Directors (the “Board”) of Kiromic BioPharma, Inc. (the “Company”) that he was resigning his position as a director of the Company, effective immediately. Mr. Tirelli also ceased to be a member of the Audit Committee, and the Nominating and Corporate Governance Committee of the Board, effective immediately. Mr. Tirelli’s resignation did not involve a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

8.	On February 10, 2022, we and Dr. Scott Dahlbeck (“Dr. Dahlbeck”) entered into a Modification to Employment Agreement dated as of February 9, 2022 (the “Dahlbeck Agreement”). The Dahlbeck Agreement amends and supersedes certain terms of the Employment Agreement dated as of January 1, 2020, between the Company and Dr. Dahlbeck. Pursuant to the Dahlbeck Agreement, effective as of February 9, 2022, Dr. Dahlbeck’s title was changed to Chief of Staff, and he ceased to be our Chief Medical Officer and Head of Clinical.
9.	On February 10, 2022, we and Mr. Gianluca Rotino (“Mr. Rotino”) entered into a Transition and Consulting Agreement dated as of February 9, 2022 (the “Rotino Agreement”). Pursuant to the terms of the Rotino Agreement, effective as of February 9, 2022, Mr. Rotino’s employment as our Chief Strategy and Innovation Officer terminated and the Company retained Mr. Rotino to provide consulting services to the Company for a period of nine months (until November 9, 2022).
10.	Under the terms of the Executive Employment Agreement between Mr. Rotino and the Company effective as of July 1, 2020, as amended October 21, 2020, as the result of the termination of Mr. Rotino’s employment, Mr. Rotino is deemed to have resigned as a member of the Board effective as of February 9, 2022.
11.	The Board approved the appointment of Karen Reeves as a member of the Board to fill a vacancy, effective as of February 14, 2022. The Board has determined that Dr. Reeves is “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). Dr. Reeves was nominated and appointed to be the Nominating and Corporate Governance Committee Chairperson and a member of the Compensation Committee effective March 1, 2022. Dr. Reeves was nominated by our Nominating and Corporate Governance Committee of the Board after a thorough review of all her background, relevant experience, and professional and personal reputations.
12.	On December 6, 2022, Dr. Karen Reeves informed the Board of Directors (the “Board”) of Kiromic BioPharma, Inc. (the “Registrant”) that she was resigning her position as a director of the Registrant, effective immediately. Dr. Reeves also ceased to be a member of the Nominating and Corporate Governance Committee, and the Compensation Committee of the Board. Dr. Reeves’ resignation did not involve a disagreement with the Registrant on any matter relating to the Registrant’s operations, policies or practices.
13.	On July 20, 2023, the Board of Directors of Kiromic BioPharma, Inc. (the “Company”) appointed Pam Misajon and Mike Catlin as independent members of the Board of Directors.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	Slow or delayed IND applications.
●	Slow or delayed clinical trial enrollment.
●	Patent reinforcement and prosecution.
●	Changes in laws or the regulatory environment affecting our company.

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

Research and development activities are central to our business model. We expect that our research and development expenses will comprise a larger percentage of our total expenses as we initiate Phase 1 clinical trials for our Isocel and Procel product candidates and continue to discover and develop additional candidates. However, management is currently evaluating various cost reduction actions, including suspending research and development expenditures on one or more product candidates, in order to reduce the Company’s expenditures and preserve cash. As of the date of this quarterly report, we are not able to predict on what product candidates and how much expenditures we plan to reduce. However, we expect that our research and development and general and administrative costs will increase over the long-term, even if we are able to successfully reduce our costs in the short-term in order to preserve cash in light of the Company’s current liquidity situation.

We cannot determine with certainty the duration and costs of future clinical trials of our Deltacel, Procel, and Isocel product candidates, or any other product candidate we may develop or if, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of clinical trials and development of our Isocel and Procel product candidates and any other our trial candidate we may develop will depend on a variety of factors, including:

●	The scope, rate of progress, expense and results of clinical trials of our Isocel and Procel trial candidates, as well as of any future clinical trials of other product candidates and other research and development activities that we may conduct.
●	Uncertainties in clinical trial design and patient enrollment rates.
●	The actual probability of success for our product candidates, including their safety and efficacy, early clinical data, competition, manufacturing capability and commercial viability;
●	Significant and changing government regulation and regulatory guidance.
●	the timing and receipt of any marketing approvals.
●	The expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.
●	Our ability to effectively address the deficiencies elucidated in the FDA’s clinical hold letters for our IND applications related to key chemical manufacturing and control components.

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

We expect that our general and administrative expenses will increase in the future as we increase our personnel headcount to support our continued research activities, development, and manufacturing of product candidates. We also have incurred and expect to continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with OTCQB and SEC requirements; director and officer insurance costs; and investor and public relations costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth key components of our results of operations for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Operating expenses:
Research and development	$3,022	$2,075	$947	46%
General and administrative	2,091	2,702	(611)	(23)%
Total operating expenses	5,113	4,777	336	7%
Loss from operations	(5,113)	(4,777)	336	7%
Other expense:
Interest expense	(1,071)	(444)	627	141%
Debt issuance amortization	—	(79)	(79)	(100)%
Other income	36	—	36	NM
Total other expense	(1,035)	(523)	512	98%
Net loss	$(6,148)	$(5,300)	$848	16%

NM – Not meaningful

Research and development expenses.

The following table summarizes our change in research and development expenses by product candidate or development program:

	Three Months Ended
	March 31,		Increase (Decrease)
(In thousands)	2024	2023	$	%
Direct research and development expenses by product candidate:
AIDT-1 development costs	$20	$548	$(528)	(96)%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	1,096	576	520	90%
Laboratory supplies and services	316	110	206	187%
Outsourced research and development (net of reimbursements)	810	107	703	656%
Laboratory equipment and maintenance	558	584	(26)	(4)%
Facility-related costs	190	115	75	66%
Intellectual property	4	(2)	6	(287)%
Other research and development costs	28	37	(9)	(24)%
Total research and development expenses	$3,022	$2,075	$947	46%

The primary drivers for the increase in research and development expenses of $947,000, or 46%, for the three months ended March 31 2024, compared to March 31, 2023 are as follows:

1-	AIDT-1 development cost decreased by $528,200, due to the leverage of employee manpower rather than consulting services.
2-	Employee related costs increased by $519,400, mainly related to an increase in employee headcount, and executive bonuses.
3-	Laboratory supplies and services increased by $206,100, primarily due to the prioritization of the Deltacel-01 development.
4-	Outsourced research and development increased by $702,700, primarily due to the prioritization of the Deltacel-01 development.
5-	Facilities related costs decreased by $75,200, due to more repairs and maintenance expenses during the three months ended March 31, 2024.

General and administrative expenses. The decrease in general and administrative expenses by $611,000, or 23%, for the three months ended March 31, 2024, compared to March 31, 2023 were primarily due to:

1-	A decrease in legal services of $474,400 driven by a significant decline in expenses related to the Settlement in Principle of the Class Action.
2-	A decrease in professional fees of $348,000 driven by a decrease in the use of consultants to the benefit of full time employees.

Other expenses. The increase in other expenses by $511,800, for the three months ended March 31, 2024, compared to March 31, 2023 were primarily due to:

1-	An increase in interest expense of $627,000 driven by the issuance of $28,000,000 convertible promissory notes subsequent to the three months ended March 31, 2023. See Note 7— Senior Secured Convertible Promissory Note for more discussion, which was partially offset by an increase in other income.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $3,676,000. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible promissory notes, preferred stock, common stock from the initial public offering and follow-on offering.

As of April 30, 2024, we had cash and cash equivalents of $4,073,000. We have material contractual obligations which will require cash to meet their requirements. These applicable obligations include our facility lease agreement, our employment contracts, and our financing arrangement for our Director and Officer Insurance Policy. We also plan to deploy cash for other research and development and general and administrative operating expenses. Our ability to continue meeting these contractual obligations will be reliant upon our ability to secure significant additional capital funding.

As described above under “Going Concern and Liquidity,” in the absence of financing, management anticipates that existing cash resources combined with verbal, non-contractual commitments for additional financing will not be sufficient to meet operating and liquidity needs beyond July 2024. Management may further evaluate various cost reduction actions, including possible reductions in the Company’s workforce and suspending research and development expenditures on one or more product candidates, in order to reduce the Company’s expenditures and preserve cash. We are limited in our ability to reduce expenditures for known contractual obligations.  As a result, we are not able to predict whether any cost reduction actions will be successful or how much longer any such actions will allow the Company to continue to operate without financing.

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

We are currently seeking short-term financing to be able to continue our operations. If we are successful in obtaining short-term financing to fund our operations beyond the end of the year, we intend to seek significant additional capital funding to develop our platform, hire scientific professionals and other general and administrative employees, and for clinical trials. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of any such financings will be favorable. Further, there are other factors which may make financing our operations more difficult, including potential governmental investigation, continued elevated legal and accounting professional fees associated with litigation, and other risk factors listed in Item 1A. of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023. In consideration of our plans, substantial doubt is not alleviated.

Summary of Cash Flow

The following table sets forth a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash used in operating activities	$(5,699)	$(4,128)
Net cash used in investing activities	(21)	—
Net cash provided by financing activities	6,192	5,537
Net change in cash and cash equivalents	472	1,409
Cash and cash equivalents at beginning of the period	3,204	645
Cash and cash equivalents at end of the period	$3,676	$2,054

Cash flows from operating activities

Net cash used in operating activities was $5.7 million for the three months ended March 31, 2024, as compared to $4.1 million for the three months ended March 31, 2023. The increase by approximately $1.6 million dollars is driven primarily by the increase in overall spending in research and development due to the development of Deltacel combined with an overall increase in headcount. See our discussion in Results of Operations and our Statement of Cash Flows for more information.

Cash flows from investing activities

Net cash used in investing activities was $21 thousand for the three months ended March 31, 2024, as compared to none for the three months ended March 31, 2023. Our net cash used in investing activities for the three months ended March 31, 2024 primarily consisted of cash flows for purchases of property and equipment, for our cGMP facilities located in our leased facility in Houston, Texas.

Cash flows from financing activities

Net cash provided by financing activities was $6.2 million for the three months ended March 31, 2024, as compared to net cash used of $5.5 million for the three months ended March 31, 2023. The change in cash flows from financing activities for the periods shown are driven by the issuance of approximately $0.4 million of note payable and $6.0 million of  convertible notes, offset by $0.2 million repayment of the note payable, for the three months ended March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision, and with the participation, of our current management, including our CEO and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. Based on this evaluation of our disclosure controls and procedures, our management, including our CEO and Principal Financial Officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the quarter ended March 31, 2024.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Information related to Item 1. Legal Proceedings is included in Note 8 – Commitments and Contingencies.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1

Certificate of Designation of Preferences, Rights and Limitation of the Series D Convertible Voting Preferred Stock dated April 1, 2024 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on April 2, 2024)

10.1	Form of Exchange Agreement dated as of March 28, 2024 between the Company and the holder of the Exchange Securities (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 2, 2024)
10.2	Form of the 25% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 5, 2024)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

5
Date: May 10, 2024	KIROMIC BIOPHARMA, INC.

/s/ Pietro Bersani
Name: Pietro Bersani
Title: Chief Executive Officer (Principal Executive Officer)

/s/ Brian Hungerford
Name: Brian Hungerford
Title: Chief Financial Officer (Principal Financial and Accounting Officer)