Form 10-Q
period 2024-09-30
Kiromic Biopharma, Inc.
filed 2024-11-08
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 6, 2024, there were 1,545,920 shares of the registrant’s common stock outstanding.

Cautionary Note on Forward-Looking Statements

Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements give our current expectations or forecasts of future events and are not statements of historical or current facts. These statements include, among others, statements about:

●	Our goals and strategies.
●	Our future business development, financial condition and results of operations.
●	Our expected timing of human clinical trials and other related milestones.
●	Expected changes in our revenue, costs or expenditures.
●	Our ability to obtain financing in amounts sufficient to fund our operations and continue as a going concern and avoid seeking protection under Chapters 7 or 11 of the United States Bankruptcy Code.
●	Difficulties or delays in the product development process, including the results of preclinical studies or clinical trials.
●	Difficulties or delays in the regulatory approval process.
●	Manufacturing, sales, marketing and distribution of any of our products that may be successfully developed and approved for commercialization.
●	Growth of and competition trends in our industry.
●	Our expectations regarding demand for, and market acceptance of, our products.
●	Our expectations regarding our relationships with investors, institutional funding partners and other parties we collaborate with.
●	Fluctuations in general economic and business conditions in the markets in which we operate.
●	Our ability to raise capital when needed.
●	Relevant government policies and regulations relating to our industry.
●	The outcome of any pending or threatened litigation.
●	Our results from preclinical studies and early-stage clinical trials may not be predictive of results from late-stage or other clinical trials.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023

Assets:
Current Assets:
Cash and cash equivalents	$2,924	$3,204
Restricted cash	132	—
Prepaid expenses and other current assets	1,247	1,226
Total current assets	4,303	4,430
Property and equipment, net	4,847	6,175
Operating lease right-of-use asset, net	1,074	1,543
Other assets	21	21
Total Assets	$10,245	$12,169

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Senior secured convertible promissory notes	$13,640	$14,000
Accounts payable	1,693	2,136
Accrued expenses and other current liabilities	1,666	1,673
Interest payable	1,460	1,938
Operating lease liability - short term	670	631
Total current liabilities	19,129	20,378
Operating lease liability - long term	404	912
Total Liabilities	19,533	21,290
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred Stock, $0.0001 par value: 60,000,000 shares authorized, 33,835 and 14,000 issued and outstanding, with a liquidation preference of $40,312 and $16,205, as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 1,545,920 and 1,258,460 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	134,015	113,775
Accumulated deficit	(143,304)	(122,897)
Total Stockholders’ Deficit	(9,288)	(9,121)
Total Liabilities and Stockholders’ Deficit	$10,245	$12,169

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$4,228	$2,677	$11,385	$6,719
General and administrative	2,375	2,875	6,684	7,903
Total operating expenses	6,603	5,552	18,069	14,622
Loss from operations	(6,603)	(5,552)	(18,069)	(14,622)
Other expense:
Interest expense	(935)	(440)	(2,957)	(1,219)
Litigation settlement	—	40	—	(1,730)
Other income	103	1,758	619	1,313
Total other expense	(832)	1,358	(2,338)	(1,636)
Net loss	$(7,435)	$(4,194)	$(20,407)	$(16,258)
Net loss per preferred share, basic and diluted	$(272.82)	$(254.26)	$(963.64)	$(1,294.31)
Net loss per common share, basic and diluted	$(0.65)	$(1.52)	$(2.06)	$(8.43)
Weighted average preferred shares outstanding, basic and diluted	30,968	12,891	22,793	7,011
Weighted average common shares outstanding, basic and diluted	1,545,920	1,189,989	1,432,787	1,040,190

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands, except share amounts)

	Preferred Stock		Common Stock
	Number of		Number of		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2023	14,000	$—	1,258,460	$1	$113,775	$(122,897)	$(9,121)
Common stock discount amortization	—	—	—	—	86	—	86
Warrants underlying common stock issuance	—	—	—	—	(86)	—	(86)
Released restricted stock units	—	—	29,775	—	—	—	—
Issuance of convertible preferred stock	8,000	—	—	—	8,000	—	8,000
Stock compensation expense	—	—	—	—	57	—	57
Net loss	—	—	—	—	—	(6,147)	(6,147)
Balance at March 31, 2024	22,000	$—	1,288,235	$1	$121,832	$(129,044)	$(7,211)
Common stock discount amortization	—	—	—	—	86	—	86
Warrants underlying common stock issuance	—	—	—	—	(86)	—	(86)
Released restricted stock awards	—	—	254,185	—	—	—	—
Issuance of convertible preferred stock	8,838	—	—	—	8,838	—	8,838
Stock compensation expense	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	(6,825)	(6,825)
Balance at June 30, 2024	30,838	$—	1,542,420	$1	$130,699	$(135,869)	$(5,169)
Common stock discount amortization	—	—	—	—	70	—	70
Warrants underlying common stock issuance	—	—	—	—	(70)	—	(70)
Released restricted stock units	—	—	3,500	—	—	—	—
Issuance of convertible preferred stock	2,997	—	—	—	2,997	—	2,997
Stock compensation expense	—	—	—	—	319	—	319
Net loss	—	—	—	—	—	(7,435)	(7,435)
Balance at September 30, 2024	33,835	$—	1,545,920	$1	$134,015	$(143,304)	$(9,288)

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

(In thousands, except share amounts)

	Preferred Stock		Common Stock
	Number of		Number of		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2022	—	$—	648,384	$1	$96,172	$(101,948)	$(5,775)
Common stock discount amortization	—	—	—	—	85	—	85
Warrants underlying common stock issuance	—	—	—	—	(85)	—	(85)
Released restricted stock units	—	—	1,773	—	—	—	—
Conversion of subordinated convertible notes into shares of common stock	—	—	329,086	—	2,914	—	2,914
Stock compensation expense	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	(5,300)	(5,300)
Balance at March 31, 2023	—	$—	979,243	$1	$99,107	$(107,248)	$(8,140)
Common stock discount amortization	—	—	—	—	86	—	86
Warrants underlying common stock issuance	—	—	—	—	(86)	—	(86)
Issuance of convertible preferred stock	8,000	—	—	—	8,000	—	8,000
Commitments shares issuance from standby equity purchase agreement	—		197,017	—	659	—	659
Stock issuance costs	—	—	—	—	(85)	—	(85)
Stock compensation expense	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	(6,764)	(6,764)
Balance at June 30, 2023	8,000	$—	1,176,260	$1	$107,716	$(114,012)	$(6,295)
Common stock discount amortization	—	—	—	—	87	—	87
Warrants underlying common stock issuance	—	—	—	—	(87)	—	(87)
Released restricted stock units	—	—	—	—	—	—	—
Issuance of convertible preferred stock	6,000	—	—	—	6,000	—	6,000
Stock issuance costs	—	—	—	—	(26)	—	(26)
Stock compensation expense	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	(4,194)	(4,194)
Balance at September 30, 2023	14,000	$—	1,176,260	$1	$113,716	$(118,206)	$(4,488)

See accompanying notes to the condensed consolidated financial statements

KIROMIC BIOPHARMA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,407)	$(16,258)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,666	1,666
Operating lease non-cash expense	469	425
Stock compensation expense	405	83
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(20)	(512)
Accounts payable	(443)	(2,884)
Interest payable	2,996	1,181
Accrued litigation liability	—	1,088
Accrued expenses and other current liabilities	(7)	(168)
Operating lease liability	(469)	(437)
Net cash used for operating activities	(15,810)	(15,816)
Cash flows from investing activities:
Purchases of property and equipment	(338)	(98)
Net cash used for investing activities	(338)	(98)
Cash flows from financing activities:
Proceeds from senior secured convertible note payable	16,000	19,600
Proceeds from issuance of common stock	—	659
Stock issuance costs	—	(110)
Borrowings from note payable	400	—
Repayments of note payable	(400)	(500)
Net cash provided by financing activities	16,000	19,649
Net change in cash and cash equivalents and restricted cash	(148)	3,735
Cash and cash equivalents and restricted cash:
Beginning of period	3,204	645
End of period	$3,056	$4,380

Supplemental disclosures of cash flow information:
Cash paid for interest on note payable	$13	$39
Non-cash investing and financing activities:
Exchange of 25% senior convertible promissory notes and accrued interest into convertible preferred stock	$17,600	$14,000
Conversion of accrued interest into subordinated convertible promissory note	$1,240	$—
Conversion of accrued interest into convertible preferred stock	$2,235	$—
Conversion of subordinated convertible promissory notes into common stock	$—	$2,914
Stock issuance costs in accounts payable	$—	$1
Property and equipment in accounts payable	$—	$13
Deferred financing costs forgiven	$—	$365

The following table presents a reconciliation of cash, cash equivalents and restricted cash reported on the balance sheet that sums the total of the same such amounts shown in the statement of cash flows.

	September 30,	September 30,
	2024	2023
Cash and cash equivalents	$2,924	$4,380
Restricted cash	132	—
Total cash and cash equivalents and restricted cash	$3,056	$4,380

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

From a development standpoint, we utilize innovative non-engineered and engineered allogeneic Gamma Delta T (GDT) cell technologies and are developing proprietary, virus-free cell engineering methods to develop novel therapies for solid tumors that we believe will be effective and cost-efficient. Deltacel™ (Deltacel) is our first off-the-shelf, non-engineered GDT cell-based product currently in a Phase 1 clinical stage. Our Isocel™ ("Isocel") and Procel™ ("Procel") product candidates consist of allogeneic, engineered, off-the-shelf GDT cells and they are currently in the preclinical development stage. Our Isocel product candidate consists of engineered GDTs that target Mesothelin Isoform 2 (“Iso-Meso”), a target that we have discovered and prioritized using our Diamond AI bio-informatic platform. Our Procel product candidate consists of engineered GDTs that target PD-L1. Our Deltacel product candidate consists of non-engineered GDTs which we expand, enrich, and activate ex-vivo through a proprietary process, and it is intended to treat solid tumors regardless of the specific tumor antigen expression. Isocel consists of engineered GDTs targeting solid tumors expressing a tumor-specific variant (Isoform) of Mesothelin (“Iso-Meso”), while Procel consists of engineered GDTs targeting PD-L1 positive tumors.

We have a total of five clinical programs to study our key product candidates:

1)

Deltacel-01: This clinical trial is active, and will evaluate Deltacel in combination with low-dose targeted radiation for patients with stage 4 non-small cell lung cancer (NSCLC). Deltacel was granted Fast-Track Designation status by the FDA in August 2024. This trial has entered the second part, dose-expansion phase, in September 2024.

2)	Isocel combination: This clinical trial will evaluate Isocel in combination with low-dose radiation for patients with Mesothelin Isoform 2 positive solid malignancies.

3)	Alexis-ISO-1: This clinical trial will evaluate Isocel in patients with Mesothelin Isoform 2 positive solid malignancies.

4)	Procel combination: This clinical trial will evaluate Procel in combination with low-dose radiation for patients with PD-L1 positive solid malignancies.

5)	Alexis-PRO-1: This clinical trial will evaluate Procel in patients with PD-L1 positive solid malignancies.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $15.8 million for the nine months ended September 30, 2024, and an accumulated deficit of $143.3 million as of September 30, 2024. To date, the Company has relied on equity and debt financing to fund its operations. The Company’s product candidates are still in the early stages of clinical trials and development, and substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. The Company does not have sufficient cash on hand or available liquidity to meet its obligations through the twelve months following the date the condensed consolidated financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2023. The results of operations for the period ended September 30, 2024, are not necessarily indicative of the operating results that may be expected for a full year. The consolidated balance sheet as of December 31, 2023, contains financial information taken from the audited Company consolidated financial statements as of that date.

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

Restricted Cash— Restricted cash of $132 thousand and zero as of September 30, 2024 and December 31, 2023, respectively, consists primarily of bank deposits that collateralize our obligations to vendors.

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

The Company records uncertain tax positions in accordance with Accounting Standard Codification (“ASC 740”), Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying condensed consolidated statements of operations. No such interest or penalties were recognized during the three and nine months ended September 30, 2024 or 2023.

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

The vesting conditions for stock options and RSUs include annual and monthly vesting. Annual vesting conditions are for three years or more. Monthly vesting conditions range from 10 to 48 months. When nonvested options are vested, they become exercisable over a 10-year period from grant date.

The vesting conditions for RSAs include cliff vesting conditions. Certain RSUs vest with a range of 6 to 12 months. When RSUs vest, they are released to the grantee within sixty days.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Net loss	$(7,435)	$(4,194)	(20,407)	(16,258)
Less: Initial Public Offering Common Stock discount amortization	(8)	(25)	(58)	(75)
Less: Public Offering Common Stock discount amortization	(62)	(62)	(184)	(183)
Less: Undeclared dividends attributable to convertible preferred stock	(1,951)	(808)	(4,272)	(1,323)
Net loss attributable to common shareholders	$(9,457)	$(5,089)	(24,922)	(17,839)

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023
(In thousands, except share and per share amounts)	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Net loss per share, basic and diluted
Allocation of undistributed net loss	$(1,008)	$(8,449)	$(1,811)	$(3,278)
Weighted average shares outstanding, basic and diluted	1,545,920	30,968	1,189,989	12,891
Basic and diluted net loss per share	$(0.65)	$(272.82)	$(1.52)	$(254.26)

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Net loss per share, basic and diluted
Allocation of undistributed net loss	$(2,957)	$(21,965)	$(8,765)	$(9,074)
Weighted average shares outstanding, basic and diluted	1,432,787	22,793	1,040,190	7,011
Basic and diluted net loss per share	$(2.06)	$(963.64)	$(8.43)	$(1,294.31)

For the three months ended September 30, 2024, there were 56,239 restricted stock units and 15,416 warrants that were excluded from the computations of diluted weighted-average shares of common stock because they were anti-dilutive.

During the nine months ended September 30, 2024, the Company entered into three exchange agreements (the "Exchange Agreements"). The first agreement reclassified convertible promissory notes with $8.0 million of principal into 8,000 shares of Series D convertible voting preferred stock (the “Series D Stock”). The second agreement reclassified (i) convertible promissory notes with $7.2 million of principal and (ii) accrued interest of $1.63 million for a total of $8.8 million into 8,837.58 shares of Series D Stock. The third agreement reclassified (i) convertible promissory notes with $2.4 million of principal and (ii) accrued interest of $0.59 million for a total of $3.0 million into 2,997 shares of Series E Stock. See Note 10 - Stockholder’s Equity for details concerning the Series D and Series E Stock.

4.         PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Equipment	$3,336	$3,126
Leasehold improvements	7,372	7,372
Office furniture, fixtures, and equipment	137	137
Software	589	360
Construction in progress	—	101
	11,434	11,096
Less: Accumulated depreciation	(6,587)	(4,921)
Total	$4,847	$6,175

Depreciation expense was $552 thousand and $560 thousand for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $1,666 thousand and $1,666 thousand for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense is allocated between research and development and general and administrative operating expenses on the condensed consolidated statements of operations.

5.         ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of:

(In thousands)	September 30, 2024	December 31, 2023
Accrued litigation and settlements	$130	$448
Accrued compensation	1,116	865
Accrued consulting and outside services	420	360
Total	$1,666	$1,673

6.         NOTE PAYABLE

In January 2024, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $400 thousand with an annual interest rate of 4.93%, to be paid over a period of eleven months. As of September 30, 2024 and December 31, 2023, the payable balance on the financed amount was zero.

7.         SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

The Company began issuing senior secured convertible promissory notes (each a “CPN” and together the “Notes”) during 2022.

Through September 30, 2024, the Company has issued twenty-two notes totaling $45.2 million, of which $17.2 million were issued during the nine months ended September 30, 2024. The notes are each 25% Senior Secured Convertible Promissory Notes with largely consistent terms including a stated interest rate of 25% per year; and a one-year maturity. The Notes are convertible at varying conversion prices.

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

In April 2023, July 2023, March 2024,  June 2024 and September 2024, the Company executed an exchange agreement to reclassify $8.0 million, $6.0 million, $8.0 million of the Notes' principal, and $8.8 million and $3.0 million of the Notes' principal and interest into shares of convertible preferred stock, respectively. See Note 10— Stockholders' Equity for further discussion.

Senior secured convertible promissory notes consisted of the following:

(In thousands)
Issue Date	Maturity Date	September 30, 2024	December 31, 2023
06/26/2023	06/26/2024	$—	$2,400
07/25/2023	07/25/2024	—	2,400
08/25/2023	08/25/2024	—	2,400
09/27/2023	09/27/2024	—	2,400
11/02/2023	11/02/2024	2,400	2,400
12/12/2023	12/12/2024	—	2,000
04/02/2024	04/02/2025	2,000	—
05/02/2024	05/02/2025	2,000	—
06/03/2024	06/03/2025	2,000	—
06/21/2024	06/21/2025	1,240	—
07/03/2024	07/03/2025	2,000	—
08/01/2024	08/01/2025	2,000	—
Total senior secured convertible promissory notes		$13,640	$14,000

8.         COMMITMENTS AND CONTINGENCIES

License Agreements—

The Company has entered into a number of licensing arrangements for various intellectual property and licensed patent rights for technologies being developed for commercial sale. As part of these arrangements, the Company is subject to contingent milestone payments in accordance with agreed-upon development objectives, as well as future royalty payments on product sales of the underlying assets. As of September 30, 2024, and December 31, 2023, the Company has not incurred any milestone or royalty liabilities related to these license agreements.

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

On January 31, 2024, the Chancery Court issued a letter opinion that dismissed Terrell’s claims based on the contract-interpretation grounds the Company originally advanced back in 2021, as well as the Delaware Supreme Court’s determination that the third options agreement was not unconscionable. On March 11, 2024, the Chancery Court entered a stipulated form of Final Order and Judgment, dismissing Terrell’s claims consistent with the Chancery Court’s January 31, 2024, letter opinion. Terrell thereafter commenced an appeal of the dismissal to the Delaware Supreme Court. Pursuant to the briefing schedule ordered by the Delaware Supreme Court, Terrell filed its opening appellate brief on May 9, 2024; and the Company filed its answering brief on June 25, 2024. Oral argument in the Delaware Supreme Court appeal took place on October 30, 2024, and the parties are awaiting the Court's decision.

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

Settlement in Principle of the Class Action

On August 7, 2023, we entered into a term sheet with the plaintiffs in the Class Action, to settle in principle (and globally resolve) the Class Action. We subsequently reached agreement with the plaintiffs in the Class Action on all settlement materials and terms including with respect to payment of up to $2,300,000 and, on September 29, 2023, counsel for plaintiffs submitted the proposed settlement materials to the Court for approval. Of this amount, insurance covered $570,000, resulting in a net settlement of $1,730,000 owed by the Company. As of September 30, 2024, we have paid the totality of the settlement into an escrow account, of which $448,000 was payable as of December 31, 2023.

The Company regularly assesses all contingencies and believes, based on information presently known, the Company is not involved in any other matters that would have a material effect on the Company’s financial position, results of operations and cash flows.

9.         LEASES

The Company leases real estate for office and warehouse space under non-cancelable operating leases, with a total rentable space of 149,000 square feet. The Company intends to use the full lease term under the existing lease agreement which is currently set to expire on April 30, 2026. As of September 30, 2024, the Company is not able to determine if any renewal options will be exercised.

There are no variable payments associated with the lease agreements, as the rent payments are predetermined on a fixed schedule.

The following table indicates the balance sheet line items that include the right-of-use assets and lease liabilities for our operating lease:

(In thousands)	September 30, 2024	December 31, 2023
	Operating lease	Operating lease
Right-of-Use Asset
Operating lease, net	$1,074	$1,543
Total right-of use asset, net	$1,074	$1,543

Lease Liabilities
Operating lease - short term	$(670)	$(631)
Operating lease - long term	(404)	(912)
Total lease liabilities	$(1,074)	$(1,543)

For the three and nine months ended September 30, 2024 and 2023, the components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease cost allocated to research and development expense	$113	$109	$338	$288
Operating lease cost allocated to general and administrative expense	66	70	199	249
Total lease expense	$179	$179	$537	$537
Weighted-average remaining lease term	1.59	2.59	1.59	2.59
Weighted-average discount rate	7.12%	7.12%	7.12%	7.12%

As of September 30, 2024, the maturities of the Company’s operating lease liabilities were as follows:

Maturity of Lease Liabilities (In thousands)	Operating lease
2024 (remaining)	$179
2025	725
2026	242
Total lease payments	1,146
Less: imputed interest	(72)
Present value of lease payments	$1,074

10.         STOCKHOLDERS’ EQUITY

Common Stock— The Company has one class of common shares outstanding. Refer to the Condensed Consolidated Balance Sheets for shares authorized, issued and outstanding as of the balance sheet dates.

Preferred Stock— As of September 30, 2024, and December 31, 2023, the Company was authorized to issue 60,000,000 shares of preferred stock (24,000,000 shares designated as Series A-1 Preferred Stock and 16,500,000 shares designated as Series B Preferred stock), none of which were issued or outstanding. Additionally, as of September 30, 2024 and December 31, 2023, the Company authorized the issuance of 14,000 and 14,000 shares of Series C Convertible Voting Preferred Stock (the “Series C Stock”), respectively, 20,000 and 0 shares of Series D Convertible Preferred Stock, 6,000 and 0 shares of Series E Convertible Preferred Stock (the “Series E Stock”, the “Series D Stock” and together with the Series C Stock, the “Preferred Shares”), respectively. The Company issued 8,000 shares of Series C Stock on April 2, 2023, 6,000 shares of Series C Stock on July 18, 2023, 8,000 shares of Series D Stock on March 28, 2024, 8,837.58 shares of Series D Stock on June 21, 2024, and 2,997 shares of Series E Stock on September 27, 2024, as part of five agreements to reclassify convertible preferred notes for Preferred Shares.

As discussed in Note 3, the Company reclassified certain CPNs into convertible preferred shares by executing the Exchange Agreements. This reclassification resulted in two new classes of convertible preferred shares in 2024, the Series D and Series E Stock. The Company has three classes of convertible preferred shares issued and outstanding for both balance sheet dates presented - Series C Stock, Series D Stock and Series E Stock. The Preferred Shares are convertible, upon a notice of conversion by the holder, into shares of the Company's common stock, par value $0.001 per share at an exchange price of $6.50 per share for the Series C Stock, $2.50 for the Series D Stock and a price equal to 80% of the 5-day VWAP for the Common Stock beginning on the fifth day preceding the date of the Notice of Conversion for the Series E Stock, subject to a beneficial ownership maximum of 19.99%. The Preferred Shares are voting stock and holders are entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock basis as determined by dividing the Liquidation Preference with respect to such shares of Preferred Shares by their conversion price. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Accordingly, holders of Preferred Shares are entitled to one vote for each whole share of Common Stock into which their Preferred Shares are convertible on all matters submitted to a vote of stockholders.

Cumulative Rights of Series C, D and E Stock Shareholders— The Preferred Shares accumulate undeclared dividends at an annual rate of 25%. Unpaid dividends and undeclared dividends are added to the aggregated Liquidation Preference which also includes the face value of the Preferred Shares outstanding. In the event of any liquidation of the Company, holders of Preferred Shares then outstanding shall be entitled to be paid the Liquidation Preference out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of any other shares of capital.

	Dividends Earned for the period Ended September 30, 2024		Liquidation Preference
(In thousands)	Three Months Ended	Nine Months Ended	September 30, 2024	December 31, 2023
Series C	$882	$2,627	$18,833	$16,205
Series D	1,061	1,637	18,474	-
Series E	8	8	3,005	-
Total	$1,951	$4,272	$40,312	$16,205

Participating Rights of Series C, D and E Stock Shareholders— In the event the Company declares a dividend, and all cumulative dividends have been distributed, the Preferred Shares participate in any remaining declared dividends to be paid equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends paid on shares of Common Stock.

Warrants—Holders of warrants (the “Warrants”) grant the holder the right to purchase a specified number of shares of the Company at a specified price with an expiration date of five years. Holders of the Warrants may purchase 2,083 shares of common stock at an exercise price of $450.00 per share with an expiration date of October 14, 2025, or an additional 13,333 shares of common stock at an exercise price of $187.50 per share with an expiration date of July 1, 2026. All of the Warrants were outstanding as of September 30, 2024 and December 31, 2023.

Standby Equity Purchase Agreement Financing

On October 13, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company has the right to sell to the Investor up to $8.0 million (the “Commitment Amount”) of its shares of common stock, at the Company’s request any time during the commitment period commencing on October 13, 2022, and terminating on the earliest of (i) the first day of the month following the 24-month anniversary of the SEPA or (ii) the date on which the Investor has paid for shares of Common Stock equal to the Commitment Amount.

On May 24, 2023, we issued to the Investor 97,000 shares of common stock at a purchase price of $3.89, for an advance amount of $377,000.

On June 2, 2023, we issued to the Investor 100,000 shares of common stock at a purchase price of $2.82, for an advance amount of $282,100.

11.         STOCK-BASED COMPENSATION

2017 Stock Incentive Plan—Restricted Stock Units

The following table summarizes the activity for all RSUs outstanding under the 2017 Plan as of  September 30, 2024 and  2023:

	2024		2023
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Outstanding RSUs at beginning of period	605	$285.36	650	$259.50
Granted	—	—	—	—
Vested	(52)	259.97	(246)	255.85
Cancelled and forfeited	(537)	254.10	(45)	260.10
Nonvested RSUs as of September 30	16	$260.08	359	$285.36

In addition, the weighted average remaining recognition period for the 2017 RSUs is 0.3 year as of September 30, 2024.

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Research and development	$—	$6	$9	$21
General and administrative	—	9	15	23
Total	$—	$15	$24	$44

As of September 30, 2024, there was $3,200 unrecognized stock compensation expense related to unvested restricted stock units under the 2017 Plan.

2017 Stock Incentive Plan— Stock Options

The following table summarizes the activity for all stock options outstanding as of  September 30, 2024 and  2023 under the 2017 Plan:

	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	18,093	$101.04	32,706	$96.24
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled and forfeited	—	—	(14,613)	88.17
Balance as of September 30	18,093	$101.04	18,093	$101.04
Options exercisable as of September 30:	18,093	$101.04	18,093	$101.04

The options have no intrinsic value as of September 30, 2024, or December 31, 2023, respectively.

There was no stock compensation expense recognized for stock options in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024, there was no unrecognized stock compensation expense related to unvested stock options.

2021 Stock Incentive Plan—Restricted Stock Units

The following table summarizes the activity for all RSUs outstanding as of September 30, 2024 and 2023 under the 2021 Plan:

	2024		2023
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Outstanding RSUs at beginning of period	89,206	$1.56	684	$133.20
Granted	92,444	2.57	50,843	0.62
Vested	(29,775)	4.95	(13,483)	0.62
Cancelled and forfeited	(95,652)	1.89	(621)	126.60
Nonvested RSUs as of September 30	56,223	$3.74	37,423	$20.41

In addition, the weighted average remaining recognition period for the 2021 RSUs is 2.88 years as of September 30, 2024.

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Research and development	$—	$10	$24	$21
General and administrative	—	2	38	17
Total	$—	$12	$62	$38

As of September 30, 2024, there was $197,800 unrecognized stock compensation expense related to unvested restricted stock units under the 2021 Plan.

2021 Stock Incentive Plan—Restricted Stock Awards

In May 2024, the Company approved the grant of 254,185 restricted stock awards (RSAs) to Officers and certain directors. The RSAs were released to the participants when granted but were not vested yet as of  September 30, 2024.

The following table summarizes the activity for all RSAs outstanding as of September 30, 2024 and 2023 under the 2021 Plan:

	2024		2023
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSAs at beginning of period	—	$—	—	$—
Granted	254,185	2.42	—	—
Vested	—	—	—	—
Cancelled and forfeited	—	—	—	—
Nonvested RSAs as of September 30	254,185	$2.42	—	$—

In addition, the weighted average remaining recognition period for the RSAs is 0.49 years as of September 30, 2024.

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock awards were recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Research and development	$107	$—	$107	$—
General and administrative	212	—	212	—
Total	$319	$—	$319	$—

As of September 30, 2024, there was $297,000 unrecognized stock compensation expense related to unvested restricted stock awards.

12.         INCOME TAXES

The Company’s effective tax rate from continuing operations was 0% for the three and nine months ended September 30, 2024 and 2023. The Company recorded no income tax provision for the three or nine months ended September 30, 2024.

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

13.         SUBSEQUENT EVENTS

On November 1, 2024, the Company entered into an exchange agreement with the holder of promissory notes to reclassify $2.4 million of the Company's 25% Senior Secured Convertible Promissory Note's principal and $600 thousand accrued interest into Series E convertible preferred shares, The Series E Stock are convertible to a price equal to 80% of the 5-day VWAP for the Common Stock beginning on the fifth day preceding the date of the Notice of Conversion, subject to a beneficial ownership maximum of 19.99%.

On November 3, 2024, our Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. expired.

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

Our Business

Overview

Kiromic BioPharma, Inc. and subsidiaries (the “Company”) is an allogeneic Gamma Delta T-cell therapy company featuring unique, proprietary, end-to-end bioinformatic, AI targeting, and manufacturing technologies to address solid tumors. Our end-to-end approach consists of target discovery and validation, product development, and on-site current Good Manufacturing Practices (“cGMP”), which we believe will allow us to leverage a new framework for the next generation of cell therapies.

We currently have three product candidates: 1) Deltacel, non-engineered GDTs, expanded and activated with proprietary technology; 2) Isocel GDTs engineered with an anti-Mesothelin isoform Chimeric Antigen Receptor; and 3) Procel, GDTs engineered with a PD-1 switch receptor.

We are developing a novel and virus-independent engineering method, which we believe will result in the submission of new IND applications. The first of these applications will study Isocel and is expected to be ready for submission to the FDA in the second half of 2025. The second will study Procel and is expected to be ready for submission to the FDA in 2026. The development of both technologies and their advancement to clinical stage are subject to sufficient financing. Depending on evidence from preclinical studies, we may study the new candidates in combination with low-dose radiation or as stand-alone therapies.

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began principal business operations in 2012. As discussed in more detail below, we are currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond December 2024.

Recent Developments

Going Concern and Liquidity

We do not have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the condensed consolidated financial statements are issued. Therefore, this condition raises substantial doubt about our ability to continue as a going concern. Management’s plans were updated to evaluate different strategies to obtain the required funding for future operations. These plans may include, but are not limited to, additional funding from current or new investors, inclusive of a potential public offering of equity; however, if we are unable to raise additional funding to meet working capital needs, we will be forced to delay or reduce the scope of our research programs and/or limit or cease operations. The negative cash flows and lack of financial resources raised substantial doubt as to our ability to continue as a going concern, and that substantial doubt has not been alleviated. See Note 1 to the Company’s Condensed Consolidated Financial Statements, “Going Concern” for further details.

Our unrestricted cash and cash equivalents were $2.92 million as of September 30, 2024. We are currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through 12 months after the date of the filing of this quarterly report on Form 10-Q. We are working with a financial advisor to assist us with our efforts to obtain financing. In the absence of such financing, management anticipates that existing cash resources as of September 30, 2024, will not be sufficient to meet our operating and liquidity needs beyond December 2024. However, management may further evaluate additional cost reduction actions, including additional reductions in our workforce and delay of research and development expenditures on one or more product candidates, in order to reduce our current expenditures and preserve cash. In addition, we are seeking to relist on to the NASDAQ or another major stock exchange in order to increase the liquidity of our stock. We are not able to predict whether any such cost reduction or major stock exchange listing actions will be successful.

As a result of our current liquidity position, management can provide no assurance that we will be able to obtain financing on acceptable terms, if at all. If financing is available, it may not be on favorable terms and may have a significant dilutive effect on our existing stockholders. In the event we are unable to secure financing sufficient to allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. See Part II, Item 1A. “Risk Factors” for further details.

Financing Update

In 2024, we executed monthly CPNs to finance our operations and executed three Exchange Agreements to strengthen our balance sheet by reclassifying CPNs to preferred shares.  Please see Note 7 – Senior Secured Convertible Promissory Note, Note 10 – Stockholders' Equity and Note 13 – Subsequent Events for more information.

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

On December 13, 2023, the first patient in the Deltacel-01 trial received the first dose of Deltacel at BHCC. So far, six patients received the Deltacel treatment. As of September 2024, we have registered a 6-month median Progression Free Survival (PFS) with a median length of follow-up of over 7 months and the longest PFS of 10 months.

None of the enrolled patients developed a dose-limiting toxicity. The Deltacel-01 study, encompassing long-term follow-up, spans up to 24 months. This trial consists of two parts: Part 1 is designed to identify the optimal dose of Deltacel. Following approval by the Safety Monitoring Committee (SMC), Part 2 (the Expansion Phase) is designed to further assess the therapy’s effectiveness at the optimal dose identified in Part 1. Based on the promising survival benefits in the absence of limiting toxicities, we activated the Expansion Phase in September 2024, and the first patient in this phase started treatment in October 2024. We expect that a total of approximately 9 patients will be enrolled in the expansion phase, and that enrollment will be completed by year-end.

The following table shows a summary of the results from the first 6 subjects enrolled in the Deltacel-01 clinical trial:

Patient	Safety	Six Weeks Post-treatment	Two Months Post-treatment	Four Months Post-treatment	Six Months Post-treatment	Eight Months Post-treatment	Ten Months Post-treatment
1	No dose limiting toxicities	Stable disease	Tumor size reduction by 6.6% Tumor metabolism reduction by 20%	Stable disease (compared with two-month follow-up)	Stable disease (compared with four-month follow-up)	Stable Disease 20% Tumor Size Reduction	Stable Disease 27% Tumor Size Reduction
2	No dose limiting toxicities	Stable disease Complete resolution of brain lesions	Stable disease Confirmed clean brain imaging No new brain lesions	Disease progression Enrolled on emergency-use IND and re-treated
3	No dose limiting toxicities	Stable disease	Stable disease	Stable disease	Disease progression
4	No dose limiting toxicities	Stable disease	Stable disease	Stable Disease 3.6% Tumor Size Reduction	Stable Disease 5.3% Tumor Size Reduction
5	No dose limiting toxicities	Stable disease	Disease progression
6	No dose limiting toxicities	Scan not done per new protocol calendar	Stable disease

Throughout 2024, we have activated an additional four testing sites:

●	February 28, 2024, Virginia Oncology Associates, PC, located in Norfolk, VA;
●	April 8, 2024, Texas Oncology, located in Tyler, TX;
●	May 8, 2024, UPMC Hillman Cancer Center located in Pittsburgh, PA;
●	September 19, 2024, the University of Arizona Cancer Center located in Tucson, Arizona.

On June 18, 2024, we submitted a Fast-Track Designation (FTD) Application to the FDA. The FTD status was granted on August 9, 2024. We believe this is a significant milestone for the clinical development of our Deltacel product candidate, as FTD facilitates and expedites the development and review of drugs that treat serious conditions and address unmet medical needs. This is achieved through benefits such as Accelerated Approval, Rolling Review, and Priority Review, which collectively accelerate the approval process. Therefore, we believe that  receiving an FTD for our Deltacel product will significantly accelerate our pathway to approval, as FTD status can give us access to the following:

●	More frequent meetings with FDA to discuss our clinical development plan and ensure the collection of appropriate data needed to support drug approval
●	More frequent written communication from FDA about the design of the proposed clinical trials and use of biomarkers
●	Eligibility for Accelerated Approval
●	Eligibility for Priority Review
●

Rolling Review, which means that we will be allowed to submit completed sections of its Biologic License Application (BLA) for review by FDA, rather than waiting until every section of the BLA is completed before the entire application can be reviewed. Without Rolling Review, BLA review does not begin until the entire application has been submitted to the FDA

On October 1, 2024, based upon our insights from the favorable results of the first phase of our trial, we submitted an IND protocol amendment to the FDA that includes changes in the study to further improve our therapeutic approach and the benefits for the patients. The changes became effective on November 1, 2024.

Depending on the response rates registered during our Deltacel-01 Phase 1 clinical trial, in the second half of 2025 we may be able to initiate a registrational Phase 2 trial to support a Biologics License Application (BLA) to accelerate the clinical development of Deltacel.

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

In November 2022, we received a Grand Jury Subpoena (the “Subpoena”) from the U.S. Department of Justice requesting certain information from the company in connection with an ongoing investigation being conducted by the Federal Grand Jury in the Southern District of Texas. We are not a target of this investigation at this time.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	Clinical trials discontinuation for any or a combination of the following reasons: commercial or strategic decision, lack of efficacy, poor recruitment.

●	Slow or delayed IND applications.

●	Slow or delayed clinical trial enrollment.

●	Patent reinforcement and prosecution.

●	Changes in laws or the regulatory environment affecting our company.

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

Research and development activities are central to our business model. We expect that our research and development expenses will comprise a larger percentage of our total expenses as we initiate Phase 1 clinical trials for our Isocel and Procel product candidates and continue to discover and develop additional candidates. However, management is currently evaluating various cost reduction actions, including suspending research and development expenditures on one or more product candidates, in order to reduce our expenditures and preserve cash. As of the date of this quarterly report, we are not able to predict on what product candidates and how much expenditure we plan to reduce. However, we expect that our research and development and general and administrative costs will increase over the long-term, even if we are able to successfully reduce our costs in the short-term in order to preserve cash in light of our current liquidity situation.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations for the three months ended September 30, 2024 and 2023.

		Three Months Ended
		September 30,		Increase (Decrease)
(In thousands)		2024	2023	$	%
Operating expenses:
Research and development		$4,228	$2,677	$1,551	58%
General and administrative		2,375	2,875	(500)	(17)%
Total operating expenses		6,603	5,552	1,051	19%
Loss from operations		(6,603)	(5,552)	1,051	19%
Other expense:
Interest expense	g	(935)	(440)	495	113%
Litigation settlement		—	40	40	(100)%
Other income (expense)	h	103	1,758	1,655	(94)%
Total other expense		(832)	1,358	2,190	(161)%
Net loss		$(7,435)	$(4,194)	$3,241	77%

Research and development expenses.

The following table summarizes our change in research and development expenses by product candidate or development program:

		Three Months Ended
		September 30,		Increase (Decrease)
(In thousands)		2024	2023	$	%
Direct research and development expenses by product candidate:
Isocel development costs	a	$38	$258	$(220)	(85)%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	b	1,325	881	444	50%
Laboratory supplies and services	c	519	441	78	18%
Outsourced research and development (net of reimbursements)	d	1,501	219	1,282	585%
Laboratory equipment and maintenance	e	562	611	(49)	(8)%
Facility-related costs	f	239	224	15	7%
Intellectual property		16	29	(13)	(45)%
Other research and development costs		28	14	14	100%
Total research and development expenses		$4,228	$2,677	$1,551	58%

The primary drivers for the increase in research and development expenses are as follow:

a-	Isocel development cost decreased due to the leverage of full-time employees rather than outside consulting services.

b-	Employee related costs increased due to an increase in employee headcount, and executive bonuses.

c-	Laboratory supplies and services increased due to the prioritization of the Deltacel-01 development to support preclinical studies and clinical trials.

d-	Outsourced research and development also increased due to the prioritization of the Deltacel-01 development to support preclinical studies and clinical trials.

e-	Laboratory equipment and maintenance decreased due to a decline in purchase of supplies and other lab related materials during the quarter.

f-	Facility-related costs increased due to repairs and maintenance expenses during the three months ended September 30, 2024.

General and administrative expenses.

The following table summarizes our change in general and administrative expenses:

		Three Months Ended
		September 30,		Increase (Decrease)
		2024	2023	$	%
Operating expenses:
Employee Expenses	a	$1,017	$784	$233	30%
Facilities Expenses	b	314	378	(64)	(17)%
Legal Expenses	c	717	675	42	6%
Professional Fees	d	327	1,038	(711)	(69)%
Total general and administrative expenses		$2,375	$2,875	$(500)	(17)%

The primary drivers for the decrease in general and administrative expenses are as follow:

a-	Employee expenses increased due to the hiring of additional full-time employees, and executive bonuses.

b-	Facilities expenses decreased due to less repairs and maintenance expenses.

c-	Legal services increased due to ongoing legal proceedings. See Note 8— Commitment and Contingencies for more discussion.

d-	Professional fees decreased due to the decline in outside consulting fees as a result of the addition of full-time employees.

Other expenses. The primary drivers of the decrease in other expenses are as follow:

g-	Interest expense increased due to the issuance of additional convertible promissory notes subsequent to September 30, 2023. See Note 7— Senior Secured Convertible Promissory Note for more discussion.

h-	Other income decreased mainly due to a credit memo resulting from an engagement letter with a major vendor to facilitate the payment of the balance due for the three months ended September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations for the nine months ended September 30, 2024 and 2023.

		Nine Months Ended
		September 30,		Increase (Decrease)
(In thousands)		2024	2023	$	%
Operating expenses:
Research and development		$11,385	$6,719	$4,666	69%
General and administrative		6,684	7,903	(1,219)	(15)%
Total operating expenses		18,069	14,622	3,447	24%
Loss from operations		(18,069)	(14,622)	3,447	24%
Other expense:
Interest expense	g	(2,957)	(1,219)	1,738	143%
Litigation settlement	h	—	(1,730)	(1,730)	(100)%
Other income (expense)	i	619	1,313	694	(53)%
Total other expense		(2,338)	(1,636)	702	43%
Net loss		$(20,407)	$(16,258)	$4,149	26%

Research and development expenses.

The following table summarizes our change in research and development expenses by product candidate or development program:

		Nine Months Ended
		September 30,		Increase (Decrease)
(In thousands)		2024	2023	$	%
Direct research and development expenses by product candidate:
Isocel development costs	a	$99	$942	$(843)	(89)%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	b	3,635	2,071	1,564	76%
Laboratory supplies and services	c	1,473	835	638	76%
Outsourced research and development (net of reimbursements)	d	3,710	466	3,244	696%
Laboratory equipment and maintenance	e	1,651	1,770	(119)	(7)%
Facility-related costs	f	711	502	209	42%
Intellectual property		25	72	(47)	(65)%
Other research and development costs		81	61	20	33%
Total research and development expenses		$11,385	$6,719	$4,666	69%

The primary drivers for the increase in research and development expenses are as follow:

a-	Isocel development cost decreased due to the leverage of full-time employees rather than outside consulting services.

b-	Employee related costs increased due to an increase in employee headcount, and executive bonuses.

c-	Laboratory supplies and services increased due to the prioritization of the Deltacel-01 development to support preclinical studies and clinical trials.

d-	Outsourced research and development increased due to the prioritization of the Deltacel-01 development to support preclinical studies and clinical trials.

e-	Laboratory equipment and maintenance decreased due to a decline in purchase of supplies and other lab related materials during the quarter.

f-	Facilities related costs increased due to repairs and maintenance expenses during the nine months ended September 30, 2024.

General and administrative expenses.

The following table summarizes our change in general and administrative expenses:

		Nine Months Ended
		September 30,		Increase (Decrease)
		2024	2023	$	%
Operating expenses:
Employee Expenses	a	$2,860	$2,011	$849	42%
Facilities Expenses	b	1,042	1,241	(199)	(16)%
Legal Expenses	c	1,520	1,657	(137)	(8)%
Professional Fees	d	1,262	2,994	(1,732)	(58)%
Total general and administrative expenses		$6,684	$7,903	$(1,219)	(15)%

The primary drivers for the decrease in general and administrative expenses are as follow:

a-	Employee expenses increased due to the hiring of additional full-time employees, and executive bonuses.

b-	Facilities expenses decreased due to less repairs and maintenance expenses.

c-	Legal services and other services decreased due to a significant decline in expenses related to the Settlement in Principle of the Class Action.

d-	Professional fees decreased due to the decline in outside consulting fees as a result of the addition of full-time employees.

Other expenses. The primary drivers of the decrease in other expenses are as follow:

g-	Interest expense increased due to the issuance of additional convertible promissory notes subsequent to September 30, 2023. See Note 7— Senior Secured Convertible Promissory Note for more discussion.

h-	Litigation settlement decreased due to the settlement in principle of the class action of 1,730,000 in 2023. See Item 1— Legal Proceedings for more discussion.

i-	Other income decreased mainly due to a credit memo resulting from an engagement letter with a major vendor to facilitate the payment of the balance due for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $3.06 million, which included $132 thousand of restricted cash. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible promissory notes, convertible preferred stock, common stock from the initial public offering and follow-on offering.

As of October 31, 2024, we had cash and cash equivalents of $2.15 million, which included $132 thousand of restricted cash. We have material contractual obligations which will require cash to meet their requirements. These applicable obligations include our facility lease agreement, our employment contracts, and our financing arrangement for our Director and Officer Insurance Policy. We also plan to deploy cash for other research and development and general and administrative operating expenses. Our ability to continue meeting these contractual obligations will be reliant upon our ability to secure significant additional capital funding.

As described above under “Going Concern and Liquidity,” in the absence of financing, management anticipates that existing cash resources combined with verbal, non-contractual commitments for additional financing will not be sufficient to meet operating and liquidity needs beyond December 2024. Management may further evaluate various cost reduction actions, including possible reductions in our workforce and suspending research and development expenditures on one or more product candidates, in order to reduce our expenditures and preserve cash. We are limited in our ability to reduce expenditures for known contractual obligations.  As a result, we are not able to predict whether any cost reduction actions will be successful or how much longer any such actions will allow us to continue to operate without financing.

As previously disclosed, we have incurred significant operating losses since inception, and we expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our research and development and general and administrative costs will increase over the long-term, even if we are able to successfully reduce our costs in the short-term in order to preserve cash in light of our current liquidity situation. These costs include conducting preclinical studies and clinical trials for our product candidates, contracting with clinical research organizations and building out internal capacity to have product candidates manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio and providing general and administrative support for our operations. As a result, substantial doubt exists regarding the going concern assumption on our condensed consolidated financial statements. Therefore, these condition raises substantial doubt about our ability to continue as a going concern.

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

Summary of Cash Flow

The following table sets forth a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash used in operating activities	$(15,810)	$(15,816)
Net cash used in investing activities	(338)	(98)
Net cash provided by financing activities	16,000	19,649
Net change in cash and cash equivalents and restricted cash	(148)	3,735
Cash and cash equivalents and restricted cash at beginning of the period	3,204	645
Cash and cash equivalents and restricted cash at end of the period	$3,056	$4,380

Cash flows from operating activities

Net cash used in operating activities was $15.8 million for the nine months ended September 30, 2024, as compared to $15.8 million for the nine months ended September 30, 2023. The increase is driven primarily by the increase in overall spending in research and development due to the development of Deltacel combined with an overall increase in headcount. See our discussion in Results of Operations and our Statement of Cash Flows for more information.

Cash flows from investing activities

Net cash used in investing activities was $338 thousand for the nine months ended September 30, 2024, as compared to $98.0 thousand for the nine months ended September 30, 2023. Our net cash used in investing activities for the nine months ended September 30, 2024 primarily consisted of cash flows for purchases of property and equipment for our cGMP facilities located in our leased facility in Houston, Texas, and for the purchases of internal use software.

Cash flows from financing activities

Net cash provided by financing activities was $16.0 million for the nine months ended September 30, 2024, as compared to $19.6 million for the nine months ended September 30, 2023. The change in cash flows from financing activities for the periods shown are driven by the issuance of $19.5 million of convertible notes for the nine months ended September 30, 2024.

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

ITEM 4.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision, and with the participation, of our current management, including our CEO and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. Based on this evaluation of our disclosure controls and procedures, our management, including our CEO and Principal Financial Officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the quarter ended September 30, 2024.

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

We have a principal stockholder who beneficially owns a substantial amount of our outstanding stock through securities convertible into our outstanding stock, consisting of certain convertible promissory notes and shares of our Series C Convertible Voting Preferred Stock, Series D Convertible Voting Preferred Stock and Series E Convertible Voting Preferred Stock. Each of these convertible securities contains beneficial ownership limitations equivalent to 19.99%. However, upon 61 days’ notice to the company, the principal stockholder can increase or remove the beneficial ownership limitations. If the principal stockholder were to remove the beneficial ownership limitations, the principal stockholder would beneficially own over 90% of our outstanding stock. This stockholder currently has, and likely will continue to have, significant influence with respect to the election of our board of directors and approval or disapproval of all significant corporate actions, including a potential merger or sale of the company or its assets, which may occur at times or on terms that are undesirable to other stockholders. The concentrated voting power of this stockholder could also have the effect of delaying or preventing an acquisition of the company or another significant corporate transaction. The interests of the principal stockholder may not always coincide with your interests or the interests of other stockholders, and the principal stockholder may act in a manner that advances its best interests and not necessarily those of other stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Certificate of Designation of Preferences, Rights and Limitations of the Series E Convertible Voting Preferred Stock dated September 27, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 30, 2024)
10.1	Exchange Agreement dated as of September 27, 2024 between the Company and the holder of the Exchange Securities (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 30, 2024)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2024	KIROMIC BIOPHARMA, INC.

/s/ Pietro Bersani
Name: Pietro Bersani
Title: Chief Executive Officer (Principal Executive Officer)

/s/ Brian Hungerford
Name: Brian Hungerford
Title: Chief Financial Officer (Principal Financial and Accounting Officer)