Form 10-K
period 2024-12-31
Kiromic Biopharma, Inc.
filed 2025-02-14
CIK 1792581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s Common Shares held by non-affiliates of the registrant was approximately $3,377,900 based on the closing price of the Common Stock on the OTCQB Stock Market on June 30, 2024.

As of February 10, 2025, there were 1,533,272 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Kiromic BioPharma, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2024

Cautionary Note on Forward-Looking Statements

Certain statements contained in this prospectus may constitute “forward-looking statements” for purposes of federal securities laws. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements appear in a number of places in this prospectus.” In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Forward-looking statements are typically identified by words such as “plan,” “believe,” “expect,” “anticipate,” “contemplate,” “intend,” “outlook,” “estimate,” “forecast,” “project,” “continue,” “could,” “may,” “might,” “possible,” “potential,” “predict,” “should,” “will,” “would” and other similar words and expressions (including the negative of any of the foregoing), but the absence of these words does not mean that a statement is not forward-looking.

These forward-looking statements are based on information available as of the date of this prospectus and our management's current expectations, forecasts and assumptions, and involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside the control of the Company and our directors, officers and affiliates. There can be no assurance that future developments will be those that have been anticipated. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date.

These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors,” our periodic filings with the SEC and the following:

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

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. The risks set forth under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and subsequent quarterly reports on Form 10-Q describe major risks to our business, and you should read and interpret any forward-looking statements together with these risks. A variety of factors, including these risks, could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. You should bear this in mind as you consider any forward-looking statements.

Our forward-looking statements speak only as of the dates on which they are made. We do not undertake any obligation to publicly update or revise our forward-looking statements even if experience or future changes makes it clear that any projected results expressed or implied in such statements will not be realized, except as may be required by law.

RISK FACTOR SUMMARY

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2024.

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

Risks Related to Our Financial Position

●	We have incurred losses since inception and may never achieve or sustain profitability.

●	We will need substantial additional funding and cannot be certain that additional capital will be available.

●	Our financial situation creates doubt as to whether we will be able to continue as a going concern.

Risks Related to our Product Candidates

●	Our tumor-specific cancer immunotherapy approach exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.

●

If we experience delays or difficulties in patient enrollment for clinical trials, our research and development efforts and the receipt of necessary regulatory approvals could be significantly delayed or prevented.

●	Delays in the commencement and completion of clinical trials could increase costs and delay or prevent regulatory approval and commercialization of our product candidates.

●	Our product candidates are in clinical development, and, as with any investigational therapy, there is a risk of adverse events, including serious adverse events (SAEs) or deaths.

●

We may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our immunotherapy candidates prove to be ineffective, unsafe or commercially unviable, our entire technology platform and pipeline would have little, if any, value.

●	Interim or “top-line” data that we announce may change as more data becomes available.

Risks Related to Government Regulation

●	The U.S. Food and Drug Administration (the “FDA”) regulatory approval process is lengthy and time-consuming, and we may continue to experience significant delays.

●	We may find it difficult to enroll patients in our clinical trials, which could delay or prevent clinical trials of our product candidates.

●	We expect that the product candidates we develop will be regulated as biological products, or biologics, and therefore they may be subject to competition sooner than anticipated.

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

PART I

ITEM 1. BUSINESS.

Overview

Kiromic BioPharma, Inc. (the "Company" or “We”) is a clinical stage, fully integrated biotherapeutics company formed under the Texas Business Organizations Code in December 2012. We maintain offices in Houston, Texas. We have not generated any revenue to date.

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

From a development standpoint, we utilize innovative, non-engineered and engineered allogeneic Gamma Delta T (GDT) cell technologies and are developing proprietary, virus-free cell engineering methods to develop novel therapies for solid tumors that we believe will be effective and cost-efficient.

We currently have three product candidates:

1)	Deltacel: Non-engineered GDT cell-based product, off-the shelf, expanded and activated with proprietary technology.

2)	Isocel: GDTs engineered with an anti-Mesothelin isoform Chimeric Antigen Receptor.

3)	Procel: GDTs engineered with a PD-L1 Receptor.

Our leading candidate is Deltacel™ (“Deltacel”), which is currently in a Phase 1 clinical trial. We are evaluating Deltacel in combination with low-dose targeted radiation for patients with advanced non-small cell lung cancer (“NSCLC”). Depending on pre-clinical evidence, we may submit one IND for Isocel (“Isocel”) and one for Procel (“Procel”), for a total of two new INDs to study our product candidates either with or without low-dose radiation.

We expect to have a total of five clinical programs to study our key product candidates:

1)

Deltacel-01: This clinical trial is active and is evaluating Deltacel in combination with low-dose targeted radiation for patients with advanced non-small cell lung cancer (NSCLC). Deltacel was granted Fast-Track Designation (“FTD”) status by the FDA in August 2024. This trial entered the second part, dose-expansion phase, in September 2024.

2)	Alexis-ISO-1: This clinical trial will evaluate Isocel in patients with Mesothelin Isoform 2 positive solid malignancies.

3)	Alexis-PRO-1: This clinical trial will evaluate Procel in patients with PD-L1 positive solid malignancies.

4)	Isocel combination: This clinical trial will evaluate Isocel in combination with low-dose radiation for patients with Mesothelin Isoform 2 positive solid malignancies.

5)	Procel combination: This clinical trial will evaluate Procel in combination with low-dose radiation for patients with PD-L1 positive solid malignancies.

Deltacel

Deltacel is our first off-the-shelf, non-engineered GDT cell-based product currently in a Phase 1 clinical trial. Our Deltacel product candidate consists of non-engineered GDTs which we expand, enrich, and activate ex-vivo through a proprietary process, and is intended to treat solid tumors regardless of the specific tumor antigen expression.

In the second half of 2022, we started the development of Deltacel based on a proprietary methodology of expanding and activating GDT cells from healthy donors. We submitted the IND application for the Deltacel-01 trial in March 2023. On April 28, 2023, the FDA authorized us to proceed with the study. We began the clinical trial activation process during the second quarter of 2023. On October 23, 2023, we entered into a clinical trial agreement with Beverly Hills Cancer Center (BHCC) to conduct our Deltacel-01 Phase 1 Study in patients with stage 4 Non-Small Cell Lung Cancer (NSCLC).

On December 11, 2023, the first patient started treatment in the Deltacel-01 trial BHCC. As of January 31, 2025, ten patients have been enrolled in the Deltacel-01 clinical trial (see Clinical Update section for details). Additionally, we have registered a 6-month median Progression Free Survival (PFS) with a median length of follow-up of over 10 months and the longest PFS of 12 months, which is the maximum length of time patients are monitored after receiving our treatment.

None of the enrolled patients developed a dose-limiting toxicity. The Deltacel-01 study consists of two parts:

1)	Part 1 is designed to identify the optimal dose of Deltacel, following recommendation by the Safety Monitoring Committee (“SMC ”).

2)	Part 2 (“the Expansion Phase ”) is designed to further assess the therapy’s effectiveness at the optimal dose identified in Part 1.

Based on the promising survival benefits in the absence of limiting toxicities, we activated the Expansion Phase in September 2024, and the first patient in this phase started treatment in October 2024. We expect a total of approximately 9 patients will be enrolled in the expansion phase, and that enrollment will be completed by March 2025 (subject to change, depending on actual patients' accrual at each clinical site).

On October 1, 2024, based upon our insights from the favorable results of the first phase of our trial, we submitted an IND protocol amendment to the FDA that includes changes in the study that we believe can further improve our therapeutic approach and the benefits for the patients, and to shorten the follow-up time from 24 to 12 months for each patient. The changes became effective on November 1, 2024.

Depending on the response rates registered during our Deltacel-01 Phase 1 clinical trial, in the second half of 2025 we may be able to initiate a pivotal Phase 2 trial to support a Biologics License Application (BLA) to accelerate the clinical development of Deltacel.

Target Discovery: Diamond (Identify, Screen, Prioritize)

Diamond addresses the main challenges in today's clinical pipeline: target identification, patient stratification, and donor selection.

Successful development of precision immunotherapies requires a distinguishing feature of tumor cells, a target. The target must be common on tumor cells but not on normal cells. It also must be accessible and able to trigger an effective immune response. It is both critical and extremely difficult to find good immunotherapy targets.

Diamond is our Artificial Intelligence platform for the identification and prioritization of the next generation of biomarkers. Cancer immunotherapy has recently delivered impressive results. However, major roadblocks prevent the deployment of immune-oncology approaches to the majority of cancer patients, especially those with solid tumors. Chimeric antigen receptor (CAR) T-cell therapies, for example, are far from being successfully implemented.

A bottleneck in modern immunotherapy of cancer is the identification of molecules that allow effective targeting of the tumor while leaving normal tissues untouched. Historically, all major clinical developments have been focusing on tumor-associated antigens (TAA). The landscape of TAAs, however, is restricted, with TAAs limited to cancer/testis antigens, which showed promising pre-clinical and clinical results but are targetable in only a limited number of malignancies. Furthermore, the magnitude of the immune response against hyper-expressed antigens is hindered by the general low affinity of T-cell receptors (TCRs) for self-antigens.

Recent efforts have, therefore, been directed towards the discovery and validation of neoantigens that arise from mutations in cancer cells. Emerging alternatives to neoantigens are mutational hotspot antigens and cancer-specific isoforms of widespread proteins.

To overcome the problem of identifying shared “common” cancer-specific antigens derived from alternative splicing and cancer-specific isoforms formation, Kiromic Biopharma has also developed a fully integrated in silico prediction model of cancer-specific isoforms.

Diamond allows for the prediction and prioritization of isoantigens which could serve as a novel source of tumor targets, highly specific for neoplastic cells but without the drawback of being highly patient-specific as the aforementioned neoantigens.

Diamond allows the user to select a TCGA tissue type along with thresholds for filtering isoforms (minimum tumor TPM, maximum normal TPM). Based on the tissue selected, it displays a sorted list of isoforms with the strongest tumor to normal differences. Differential analysis is performed and used to generate types of lists:

a)	Isoforms expressed in tumors but not expressed in natural counterparts, and;

b)	Isoforms expressed at much higher levels in tumors than natural counterparts.

Diamond then allows the user to click on an isoform in the list to select a specific isoform to display in a detailed panel, which shows the multi-sequence alignment for the isoform and all the other isoforms of the gene.

Finally, Diamond also shows a box plot by tissue of expression of the isoform in normal TCGA tissue and a box plot of the matching isoform in the GTEX normal data. The sequence of amino acids that is specific for the selected cancer isoforms is then directly fed to Diamond™'s artificial neural capsule network for peptide design and prioritization across all major HLA-A, HLA-B, and HLA-DRB1 alleles.

Diamond has a large and growing database of genomics, proteomics, cytometry, demographics, 3D structures, and gene models and annotations. The database has approximately 2 billion data points and is an integrated collection of large public consortium datasets and Kiromic proprietary study data. The data covers 38 types of cancer and 47 types of normal human tissue with hundreds of samples and millions of datapoints for each.

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

We are developing our brand of cell product candidates designed to treat cancer by capitalizing on the immune system's ability to destroy cancer cells.

The following presents a detailed explanation of each component listed above:

Addressing a Growing Target Market

The global T cell therapy market is expected to grow to over $33B by 20271. Currently approved cell therapies only address hematological malignancies, while 90% of newly diagnosed cancers per year are solid tumors, which our pipeline is designed to address2.

We believe that the overall global CAR-T cell therapy market could surpass the estimated $33 billion by 2027. Additionally, by focusing on an allogeneic approach, we believe that we can provide a simplified and efficient supply chain with improved product availability compared to the autologous therapies. Allogeneic CAR-T cell therapies involve engineering healthy donor T cells, which we believe will allow for the creation of an inventory of off-the-shelf (“OTS”) products that can be delivered to a larger portion of eligible patients throughout the world.

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

1.	Global CAR T-Cell Therapy Market, By Product Type, By Tumor Type, By Indication, By Treatment Type, By Targeted Antigen, By End User, By Region, Competition, Forecast and Opportunities, 2017-2027
2.	American Cancer Society, Cancer Facts & Figures, 2022.https://www.cancer.org/research/cancer-facts-statistics.html

Development Plan

Deltacel is currently being studied in a Phase 1, First-in-Human, Open-label, Dose Escalation Study for patients with Stage 4 or locally advanced non-small cell lung cancer (NSCLC). In this trial, the product candidate, KB-GDT-01, is studied in combination with low dose radiotherapy.

The primary goal is to assess safety, tolerability and preliminary efficacy of KB-GDT-01 at increasing dose levels in order to estimate the recommended Phase 2 dose (“RP2D”). The RP2D was identified in September 2024, when the SMC recommended to initiate the dose expansion phase, which is currently ongoing with the scope of confirming tolerability data and further investigating the therapy’s efficacy in a total of 9 additional patients

As of February 7th, 2025, we have enrolled 4 of the 9 additional patients, and we expect to complete enrollment in this phase by March 2025 (subject to change, depending on actual patient accrual at each clinical site). Based on the long-term follow-up data from the Deltacel-01 trial, around June 2025, we plan to seek feedback from the FDA regarding the design of the pivotal Phase 2 trial. We think that such a trial could represent the basis for a BLA application in 2027. At the same time, in the second half of 2025, we may be in the position to submit a breakthrough therapy designation (“BTD”) application.

By the end of 2025, we expect to have obtained sufficient data to support the submission of the IND for the pivotal Deltacel phase 2 trial and the IND for Isocel (subject to obtaining sufficient financing to support the continuation of Isocel development). Isocel will be studied alone or in combination with low-dose radiation for subjects with Mesothelin Positive Metastatic or Progressive Locally Advanced Solid Malignancies.

Procel will be studied in a Phase 1, First-in-Human, Open-label, Dose Escalation Study of an Allogeneic Gamma Delta PD1 T Cell Switch Receptor Therapy (KB-PD1) for subjects with PD-L1 Positive Metastatic or Progressive Locally Advanced Solid Malignancies. Similar to Isocel, Procel will also be studied alone or in combination with low-dose radiation.

Prior to treatment, all patients are expected to undergo selected screening process in order to assure that they meet all the corresponding inclusion and exclusion criteria and are expressing the intended targets (Iso-MESO, defined below or PD-L1).

The development of both technologies, including the submission of their IND applications, and their advancement to clinical stage are subject to sufficient financing.

Exploitation of GDT’s Natural Potency

We have two simple claims with respect to our allogeneic AI driven GDT engineering approach.

1.	We believe that our GDTs are safer than other CAR-T cell approaches;

2.	We believe that our GDTs are more efficacious than other CAR-T cell approaches.

Below, safety and efficacy are discussed in greater detail.

The Deltacel IND was supported by two non-clinical in vivo studies.

1.	A pharmacology study that evaluated the potential therapeutic benefit of Deltacel, in combination with low-dose radiotherapy (“LDRT”) using a mouse model of NSCLC.

2.	A GLP-compliant toxicology and biodistribution safety study that evaluated the safety of a very high dose level of Deltacel in a mouse model.

Pharmacology Study.

No impact, adverse treatment-associated reactions, or treatment-related toxicities were seen. The combination of Deltacel and LDRT effectively controlled tumor progression and offered a survival advantage.

Toxicology and biodistribution safety study.

Mice were given Deltacel at a dose approximately 8 times higher than the maximum dose we planned to administer to patients. Mice tolerated the therapy well, with no toxicities. We found that Deltacel was primarily reaching the lungs, and lymphoid organs such as the spleen and lymph nodes.

Isocel™ and Procel™

Our Isocel™ and Procel™ product candidates consist of allogeneic, engineered, off-the-shelf GDT cells and they are currently in the preclinical development stage. Our Isocel product candidate targets Mesothelin Isoform 2 (“IsoMSLN2”), a target that we have discovered and prioritized using our Diamond AI bio-informatic platform. Our Procel product candidate targets PD-L1. Isocel targets solid tumors expressing a tumor-specific variant (Isoform) of Mesothelin (“Iso-Meso”), while Procel targets PD-L1 positive tumors.

We are developing a novel and virus-independent engineering method, which we believe may result in the submission of new IND applications. The first of these applications will study Isocel and is expected to be ready for submission to the FDA in the second half of 2025. The second will study Procel and is expected to be ready for submission to the FDA in 2026. The development of both technologies and their advancement to clinical stage are subject to sufficient financing. Depending on evidence from preclinical studies, we may study the new candidates in combination with low-dose radiation or as stand-alone therapies.

Isocel is a CAR-modified gdT product targeting a tumor-specific variant of the known tumor-associated antigen, Mesothelin (“MSLN”). MSLN is a glycoprotein over-expressed on the cell surface by multiple solid tumors, and therefore a candidate for targeted immunotherapies. However, MSLN is also expressed at a low level by mesothelial cells in healthy tissues including omentum, pericardium, and pleura, potentially leading to long-term limiting toxicities of anti-MSLN CAR therapies.

In the effort to generate a safer and effective anti-pan solid tumor CAR therapies, we studied the differential expression of MSLN isoforms between normal and cancer cells, and we identified a tumor-specific variant carrying a unique sequence of amino acids which is not found in normal MSLN positive cells and can be targeted by monoclonal antibodies and CAR. We generated cancer isoform-specific CAR constructs, and we showed that anti-cancer isoform-MSLN CAR-transduced gamma-delta T cells effectively and specifically eliminate isoform mesothelin-expressing target cells in vitro an in vivo, without toxicities. Furthermore, we showed that the CAR T cells were persistent and effective in mice for 125 days.

Procel is an allogeneic cell therapy based on gamma delta T cells engineered with a PD1 chimeric molecule (chPD1), which overruns PDL1-mediated signals and ultimately activates cytotoxic functions of effector cells.

The main obstacles preventing effective CAR therapies for solid tumors are the complex and immune-suppressive tumor microenvironment, the lack of specific tumor targets, and the use of autologous, patient-derived cells, which are sub-optimal due to chemotherapy. We investigated a novel strategy to overcome these barriers by using gamma delta T cells and a chimeric PD-1 switch receptor. Cells were tested for killing efficiency, cytokines secretion, and memory differentiation in vitro and in vivo. Cells were well tolerated in mice, without damage to normal PD-L1+ cells. Upon contact with PD-L1+ cancers, chPD1-gdT cells, but not untransduced gdT cells, expressed markers of memory phenotype and secreted inflammatory cytokines. In vivo, chPD1-gdT cells, but not untransduced gdT cells, cleared PD-L1+ tumors without significant elevation of CRS-related cytokines, nor off-tumor toxicities. chPD1-gdT cells are potent and safe in vitro and in vivo.

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

Our headquarters in Houston, Texas, supports our clinical manufacturing operations. These manufacturing areas are within a common office building complex but share no relationship with any other tenants. All Kiromic areas are security and access controlled to prevent any unauthorized access. The manufacturing space maintains a separate chiller and air handler that provides dedicated air to this space, preventing any mixing of air with the other building areas.

We have roughly 4,000 sq feet of manufacturing space which includes two separate ISO 7 cleanrooms with adjacent ISO 8/ISO 9 entrance and exit corridors and gowning/locker rooms. A cold storage area and material warehouse maintains raw materials and final products for manufacturing. The facility also includes two backup pods for product development, improvement and translation of any manufacturing projects along with a dedicated waste storage area to house waste until properly disposed.

Additionally, we have a Quality Control Laboratory that includes both an analytical testing laboratory as well as a Microbiology and Environmental Monitoring (MICRO/EM) Laboratory to support any manufacturing process. Each of the spaces are provided with High Efficiency Particulate Air (HEPA) filtered air to ensure a clean environment and are separated for process isolation.

If any of our product candidates are approved for commercial distribution, we anticipate that we will need to obtain additional manufacturing capacity in order to meet projected sale quantities.

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

Assuming we will continue to obtain proof of efficacy and tolerability based on the results from the patients enrolled in the dose expansion phase of the Deltacel-01 Phase 1 study, and leveraging the FTD status, we may be in the position of initiating a Phase 2 trial before the end of 2025 with the first patient being dosed in the first quarter of 2026.

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

We also rely on trademarks, trade secrets, know-how, continuing technological innovation, confidentiality agreements, and invention assignment agreements to develop and maintain our proprietary position. Our confidentiality agreements are designed to protect our proprietary information, and our invention assignment agreements are designed to grant us ownership of technologies that are developed for us by our employees, consultants, or other third parties. We seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in our agreements and security measures, either may be breached, and we may not have adequate remedies. In addition, our trade secrets may otherwise become known or independently discovered by competitors.

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

Patents

We continue building an intellectual property portfolio around our product candidates and our discovery programs, based on intellectual property we own as well as licensed intellectual property. We are the owners of or the licensee of multiple patents and patent applications in the U.S. and worldwide. We are the licensee of one patent dealing with the PD1 switch receptor contained in Procel (see “License agreements”). Our patent portfolio includes patent applications having claims directed to aspects of our lead product candidates, Deltacel, Procel, and Isocel, as well as other research-stage candidates and our bioinformatics discovery platform. Our patent portfolio and filing strategy is designed to provide multiple layers of protection by pursuing claims directed toward: (1) manufacturing processes, (2) methods of treatment for therapeutic indications, (3) antigen binding domains directed to the targets of our product candidates, (4) CAR constructs and engineered molecules.

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

License Agreements

Longwood University

Effective March 25, 2020, we entered into a license agreement with Longwood University (“Longwood”). Pursuant to this license agreement, Longwood granted us the exclusive right to negotiate a worldwide, exclusive license for certain patent rights. The patent rights pertain to "T cells expressing a chimeric-PD l- CD3zeta receptor reduce tumor burden in multiple murine syngeneic models of solid cancer." As compensation for this right, we agreed to pay Longwood an upfront fee of $15,000. We also agreed to reimburse Longwood for fees and expenses incurred for the preparation, filing, prosecution and maintenance of such patent rights.

Our Competition

Our products will compete in the solid tumors' therapies market with products developed by biopharmaceutical companies, academic research institutions, governmental agencies and public or private research institutions, in addition to standard of care treatments.

Due to the promising therapeutic effect of T cell therapies in clinical trials, and the advantages offered by allogeneic products, we anticipate increasing competition from existing and new companies developing allogeneic T cell therapies. These can be based on “conventional” alpha/beta T cells or gamma/delta T cells.

Potential solid tumors allogeneic cell therapy competitors include:

•	Alpha/Beta T cell platform companies: Fate Therapeutics, Poseida Therapeutics, Allogene Therapeutics.

•	Gamma/delta T cell platform companies: Adicet Bio, Inc., Cytomed Therapeutics, IN8 Bio, Inc. TC Biopharm Limited, GammaDelta Therapeutics Limited (acquired by Takeda).

We believe to be unique in our position to target multiple solid malignancies with a combination of non-engineered and engineered, but not gene-edited, allogeneic off-the-shelf GDT cells and to be the first to use an innovative low-dose radiation protocol in combination with our cell products.

Competition might also arise from non-cell-based immune and other biologics pursued by small-cap biotechnology and large-cap pharmaceutical companies including Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Incyte Corporation, Merck & Co., Inc., and F. Hoffmann-La Roche AG. For instance, we may experience competition from companies, such as Amgen Inc., Regeneron Pharmaceuticals, Inc., Xencor Inc., MacroGenics, Inc., GlaxoSmithKline plc and F. Hoffmann-La Roche AG, that are pursuing bispecific antibodies, which target both the cancer antigen and TCR, thus bringing both cancer cells and T cells in close proximity to maximize the likelihood of an immune response to the cancer cells. Additionally, companies, such as Amgen Inc., GlaxoSmithKline plc and Seattle Genetics, Inc., are pursuing antibody drug conjugates, which utilize the targeting ability of antibodies to deliver cell-killing agents directly to cancer cells.

Many of our competitors, either alone or with their collaboration partners, may have significantly greater financial resources in research and development, pre-clinical testing, clinical trials, manufacturing, and marketing than we do. Future collaborations and mergers and acquisitions may result in further resource concentration among a smaller number of competitors.

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

These competitors may also compete for a similar pool of qualified scientific and management talent, suitable sites, and patient populations for clinical trials, as well as for complementary or necessary technologies for our programs.

Corporate Information

Our principal executive office is 7707 Fannin Street, Suite 200, Houston, TX 77054. Our telephone number is (832) 968-4888. Our website is www.kiromic.com. The information contained on our website is not a part of this annual filing, nor is such content incorporated by reference herein, and should not be relied upon in determining whether to make an investment in our common stock.

Government Regulation

As a company that operates in the U.S., we are subject to extensive regulation. Biological products, such as our clinical trial candidates, are subject to regulation under the Federal Food, Drug, and Cosmetic Act (“the FDCA”), the Public Health Service Act (the “PHSA”), FDA regulations under Title 21 of the Code of Federal Regulations (“21 CFR”), as well as other federal, state and local statutes and regulations.

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

•

Submission to the FDA of a Biologics License Application (“BLA”) for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical trials, as well as detailed information about the chemistry, manufacturing and controls, and proposed labeling and packaging for the product candidate.

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

Before testing any biological product candidate, including our product candidates in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs and the Animal Welfare Act. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on an IND at any time before or during clinical trials for a biological product candidate due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor's control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA's regulations and GCP requirements, which establish standards for conducting, recording data from, and reporting the results of clinical trials, with the goals of assuring that the data and results are credible and accurate and that study participants’ rights, safety, and well-being are protected. GCP requirements also include the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as the SMC, that may carry out important aspects of clinical trial monitoring. A clinical trial SMC is a group of individuals with pertinent expertise that reviews on a regular basis accumulating data from one or more ongoing clinical trials. The SMC advises the sponsor regarding the continuing safety of trial subjects and those yet to be recruited to the trial, as well as the continuing validity and scientific merit of the trial.

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

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its SMC may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the biological product has been associated with unexpected serious harm to patients.

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

The sponsor of a clinical trial or the sponsor’s designated responsible party may be required to register certain information about the trial and disclose certain results on government or independent registry websites, such as ClinicalTrials.gov. Additionally, a manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a BTD, FTD, or regenerative medicine advanced therapy designation.

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

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure consistent production of the product within required specifications. For immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissue, and cellular and tissue-based products (“HCT/Ps”), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.

Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To ensure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant may take for the FDA to consider the application. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing the deficiencies identified in the letter, or withdraw the application.

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

Expedited Development and Review Programs

The FDA has a fast-track program that is intended to expedite or facilitate the process for development and review of new products that meet certain criteria. Specifically, new products are eligible for FTD if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. For a product which receives FTD, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. FTD may be rescinded if the FDA determines the program no longer meets the qualifying criteria for the fast-track program.

Any product submitted to the FDA for approval including a product with FTD, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review, breakthrough therapy designation, and accelerated approval. A product is eligible for priority review if is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review on a 6 month, rather than the standard 10-month, timeline. Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA requires as a condition for accelerated approval that promotional materials be submitted in advance of initial dissemination, which could adversely impact the timing of the commercial launch of the product.

BTD is also intended to expedite the development and review of products that treat serious or life-threatening conditions. The designation by the FDA requires preliminary clinical evidence that a product candidate, alone or in combination with other drugs and biologics, demonstrates substantial improvement over currently available therapy on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. BTD comes with all the benefits of fast-track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. BTD may be rescinded if the FDA determines the program no longer meets the qualifying criteria for breakthrough therapy. Regenerative Medicine Advanced Therapy (“RMAT”), designation was established by FDA in 2017 to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. RMAT designation provides potential benefits that may include more frequent meetings with the FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review.

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

FTD, priority review, RMAT and BTD do not change the standards for approval but may expedite the development or approval process.

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

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

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

The Federal Trade Commission (“FTC”) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individuals about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or other enforcement actions.

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) annually report information to CMS related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the U.S., third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor's decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor's determination to provide coverage for a product does not ensure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Different pricing and reimbursement schemes exist in other countries. In the European Union (the “EU”), governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert commercial pressure on pricing within a country.

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

The Foreign Corrupt Practices Act

The FCPA prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use. The General Data Protection Regulation (the “GDPR”) applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with our EU clinical trials. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover (i.e. revenue) of the preceding financial year, whichever is higher, and other administrative penalties. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.

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

California Consumer Privacy Act

The California Consumer Privacy Act (“CCPA”) creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosures to California consumers, provide such consumers with new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA went into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. We implemented processes to manage compliance with the CCPA and continue to assess the impact of the CPRA, and other state legislation, on our business as additional information and guidance becomes available. Similarly, there are several legislative proposals in the United States at both the federal and state level that could impose new obligations or limitations in the area of consumer protection. These laws and regulations are evolving and may impose limitations on our business activities. The obligations to comply with new privacy laws may require us, among other things, to update our notices and develop new processes internally and with our service providers to facilitate consumer rights requests, and such laws may impose restrictions on our processing of personal information that may impact the way we operate our business. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.

Human Capital

Our Employees. As of December 31, 2024, we had a total of 44 employees all located in the United States of America. Our highly qualified and experienced team includes scientists, physicians, laboratory technicians, finance professionals, and administrative professionals. We also utilize consultants for part-time, specialized roles.

We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees are represented by a labor union.

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

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the EU is similar to that required in the U.S., with the exception of, among other things, country-specific document requirements.

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

EU General Data Protection Regulation

In addition to EU regulations related to the approval and commercialization of our products, we may be subject to the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, such as health data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S. and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below, as well as general economic and business risks and the other information in this Annual Report on Form 10‑K. The occurrence of any of the events or circumstances described below or other adverse events could have a material adverse effect on our business, results of operations and financial condition and could cause the trading price of our common stock to decline. Additional risks or uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

Risks Related to Our Financial Position

We have incurred losses since inception and we expect to incur significant net losses in the foreseeable future.

We generated negative cash flows from operations and have incurred net operating losses each year since we started business. For the year ended December 31, 2024, we incurred net losses of $26.90 million and our net cash used in operating activities was $19.5 million. As of December 31, 2024, our accumulated deficit was $149.8 million. We expect to continue to incur net losses and negative cash flow from operating activities for at least the next twelve months. As our focus on development of our product candidates has increased, losses have resulted primarily from expenses associated with research and development and clinical trial-related activities, as well as general and administrative expenses. While we have implemented and continue to implement cost reduction measures where possible, we nonetheless expect to continue operating in a loss position on a consolidated basis and expect that recurring operating expenses will be at higher levels for the year ending December 31, 2024. Further, we anticipate that our expenses will increase substantially if and as we:

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

We do not know when or whether we will become profitable. We have no products approved for commercial sale and have not generated revenue from operations. To become and remain profitable, we must succeed in developing and obtaining regulatory approval for and commercializing one or more of our product candidates. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, discovering and developing additional product candidates, obtaining regulatory approval for any product candidates that successfully complete clinical trials, establishing commercialization capabilities for any approved products and achieving market acceptance for any approved products. We may never succeed in these activities. Even if we succeed in these activities, we may never generate revenue in an amount sufficient to achieve profitability.

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

We have an ongoing need to raise additional cash from outside sources to continue funding our operations, including our continuing substantial research and development expenses. We do not currently believe that our cash balance will be sufficient to fund the development and marketing efforts required to reach profitability without raising additional capital from accessible sources of financing in the near future. Our future capital requirements will depend on many factors, including:

●	Our ability to raise capital to fund our operations on terms acceptable to us, or at all.

●	Our perceived capital needs with respect to our development programs, and any delays in or adverse events and excessive costs of such programs beyond what we currently anticipate.

●	Our ability to establish and maintain collaborative and other arrangements with third parties to assist in bringing our product candidates to market and the cost of such arrangements at the time.

●	The cost of manufacturing our product candidates, including compliance with GMP applicable to our product candidates.

●	Expenses related to the establishment of sales and marketing capabilities for product candidates awaiting approval or products that have been approved.

●	Competing technological and market developments.

●	Our ability to introduce and sell new products.

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

Depending on the type and the terms of any financing we pursue, stockholders’ rights and the value of their investment in our common stock could be reduced. Additional financing could involve one or more types of securities including common stock, preferred stock, convertible debt or warrants to acquire common stock. These securities could be issued at or below the then prevailing market price for our common stock. In addition, if we issue secured debt securities, the holders of the debt would have a claim to our assets that would be prior to the rights of stockholders until the debt is paid. Interest on debt or other securities would increase costs and negatively impact operating results. If the issuance of new securities results in diminished rights to holders of our common stock, the market price of our common stock could be negatively impacted.

If we are unable to raise substantial additional capital on acceptable terms, or at all, we may be forced to delay, reduce or eliminate some or all of our research programs, product development activities and commercialization efforts.

The process of identifying product candidates and conducting preclinical and clinical trials is time consuming, expensive, uncertain and can take years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical or field trials of, and seek marketing approval for, product candidates. In addition, if any therapeutic product candidate that we develop alone or with collaborators obtains marketing approval, we may incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution efforts. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise sufficient capital when needed, we may be forced to delay, reduce or eliminate current or future research programs, product development activities and/or commercialization efforts.

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

We have not generated any revenues to date. For the years ended December 31, 2024 and 2023, we had a net loss of $26.90 million and $20.95 million, respectively. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain funding from additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Investment in biopharmaceutical product development is a highly speculative endeavor and entails substantial upfront capital expenditures. There is significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain any required regulatory approvals or become commercially viable. Our platforms and the technologies we are using are new and unproven. We have not yet demonstrated an ability to obtain any required marketing approvals, conduct sales, marketing and distribution activities, or arrange for a third party to do any of the foregoing on our behalf.

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

Alternatively, we may wish to establish collaborations with third parties to maximize the potential of our product candidates' jurisdictions in which a product candidate has been approved. The biotechnology industry is characterized by intense competition. Therefore, we may not be successful in entering into such commercialization arrangements with third parties on favorable terms, or at all. In addition, we may have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell, market and distribute our products effectively.

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

Serious adverse events, including patient deaths in our clinical trials could delay or prevent regulatory approval and impact our business.

Our product candidates are in clinical development, and, as with any investigational therapy, there is a risk of adverse events, including serious adverse events (SAEs) or deaths. While such events are not uncommon in clinical trials involving advanced tumors such as NSCLC, regulatory agencies such as the FDA or EMA may require us to conduct additional studies, place a clinical hold, or request modifications to our protocols.

If safety concerns arise, our ability to obtain regulatory approval may be delayed or denied, negatively impacting our business, financial condition, and prospects. Additionally, public perception and investor confidence in our company and product candidates could be adversely affected.

We continue to monitor all adverse events closely and work with regulators to assess the risk-benefit profile of our investigational therapies.

Our future success depends on our ability to retain our Chief Executive Officer, and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development experience, technical skills, leadership and continued service of certain members of our management and scientific teams, including Pietro Bersani, our Chief Executive Officer; Brian Hungerford, our Chief Financial Officer; Leonardo Mirandola, our Chief Scientific Officer and Scott Dahlbeck, our Chief of Staff.

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

On July 2, 2021, we consummated a public offering of $40 million of our common stock. Neither the Registration Statement on Form S-1 with respect to this offering that was filed on June 25, 2021, nor the final prospectus dated June 29, 2021, with respect to this offering contained any disclosure with respect to the June 16 and 17, 2021 FDA Communications. Our Form S-1 and final prospectus for the offering stated the following with respect to our ALEXIS-PRO-1 and ALEXIS-ISO-1 product candidates: “These products are in the pre-IND stage of the FDA clinical trial process. We are currently going through the IND enabling trials process for these product candidates and we expect that first in human dosing in Phase I of clinical trials will commence in the third quarter of 2021.”Anyone who purchased shares of our common stock in the offering and anyone who purchased or sold shares of our common stock in the public market after June 16, 2021 could claim that they were misled by our failure to disclose the clinical hold on studies under the INDs for these product candidates and that they suffered damages. On March 7, 2022, certain shareholders who had purchased shares of our common stock in our public offering that closed on July 2, 2021, filed a complaint against us and certain of our current and former officers and directors for alleged violations of Sections 11, 12, and 15 of the Securities Act of 1933 in connection with the purchase of common stock in the offering. The plaintiffs sought unspecified damages; rescission to the extent they still hold Kiromic securities, or if sold, rescissory damages; reasonable costs and expenses, including attorneys’ and experts’ fees; and other unspecified equitable and injunctive relief. We subsequently reached agreement with the plaintiffs on all settlement materials and terms including with respect to payment of up to $2,300,000 and, on September 29, 2023, counsel for plaintiffs submitted the proposed settlement materials to the Court for approval. Of this amount, insurance covered $570,000, resulting in a net settlement of $1,730,000 covered by the Company.

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

In the U.S., the change in the U.S. government to the Trump administration has resulted in uncertainty regarding potential changes in regulations, fiscal policy, social programs, domestic and foreign relations and international trade policies. In addition, potential changes in relationships among the U.S. and China and other countries including Taiwan could have significant impacts on global trade and regional economic conditions, among other things. In addition, changes in the relationships between the U.S. and its neighbors, such as Mexico, could have significant, potentially negative, impacts on commerce. Further, anti-American sentiment could harm the reputation and success of U.S. companies doing business abroad.

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

Our product candidates are cellular products or biologics and the process of manufacturing our products is complex, highly regulated and subject to multiple risks. The manufacture of our cellular product candidates involves complex processes which include, for example, harvesting white blood cells from healthy donors, transporting them from blood banks to our cGMP facility for donor GDT expansion, engineering, and cryopreservation, and finally shipping of the T cell product back to the patient for treatment. As a result of these complexities, the cost to manufacture cellular products per dose is generally higher than traditional small molecule chemical compounds or biologics, and the manufacturing process is less reliable, more variable and is more difficult to reproduce. Our manufacturing process may be susceptible to product loss or failure due to logistical issues associated with the collection of patients’ blood cells, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product. Product loss or failure may also be caused by manufacturing issues associated with the variability in patient starting material especially from heavily treated cancer patients, interruptions in the manufacturing process, contamination, equipment failure, assay failures, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth, and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s starting material, or any intermediate product at any point in the process, or if any product does not meet the preset specifications, the manufacturing process for that patient will need to be restarted, sometimes including re-collection of blood cells from the patient, and the resulting delay may adversely affect that patient’s outcome. It may even happen that failed product manufacture may prevent a patient from getting a T cell product. If microbial, environmental or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. If such contaminations or other product quality issues are not discovered and if as a result thereof patients are exposed to a health risk, we may be held liable. Our insurance may not cover those cases, or the financial coverage may not be sufficient.

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

The pathway to regulatory approval is time consuming and unpredictable, involves substantial costs and consumes management time and attention. It is not possible to predict the timing or success of obtaining regulatory approvals with any degree of certainty, and as a result, it is difficult to forecast our future financial results or prospects. Any unexpected development in the regulatory approval process, including delays or denials of regulatory approvals or significant modifications to our product candidates required by our regulators, could materially and adversely affect our business, results of operations and financial condition, and could substantially harm our stock price.

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

Clinical testing is expensive, time consuming and uncertain as to the outcome. We cannot guarantee that clinical trials will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

●	Delays or failures in obtaining approval at each clinical trial site by an independent IRB.

●	Delays or failures in recruiting suitable patients to participate in a trial.

●	Withdrawal of clinical trial sites from our clinical trials because of changing standards of care, the ineligibility of a site to participate, or other unforeseen circumstances.

●

Imposition of a clinical hold by regulatory agencies for any reason, including safety concerns raised by other clinical trials of similar product candidates that may reflect an unacceptable risk with the patient population, technology platform, product stability or after an inspection of clinical operations or trial sites.

●	Failure to perform clinical trials in accordance with the GCP or applicable regulatory guidelines in other countries.

●	Withdrawal of patients from the clinical study before an efficacy assessment can be made.

●	Clinical trial sites deviating from trial protocol.

●	Addressing any patient safety concerns that arise during the course of a trial.

●	Adding new clinical trial sites.

●	Manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a patient-by-patient basis for use in clinical trials.

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

●	The cost of our clinical trials may be greater than we anticipate.

●	The regulatory requirements for product approval may not be explicit, may evolve over time and may diverge by jurisdiction.

●	Evolution in the standard of care that requires amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials.

●	Changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by the SMC. The FDA’s review of our data of our ongoing clinical trials may, depending on the data, also result in the delay, suspension or termination of one or more clinical trials, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete our clinical trials in a timely manner. Patient enrollment is affected by several factors, including:

●	Severity of the disease under investigation.

●	Design of the trial protocol.

●	Size of the patient population.

●	Eligibility criteria for the trial in question.

●	Perceived risks and benefits of the product candidate being tested.

●	Willingness or availability of patients to participate in our clinical trials.

●	Proximity and availability of clinical trial sites for prospective patients.

●	Our ability to recruit clinical trial investigators with appropriate competencies and experience.

●	Availability of competing vaccines and/or therapies and related clinical trials.

●	Efforts to facilitate timely enrollment in clinical trials.

●	Our ability to obtain and maintain patient consents.

●	Patient referral practices of physicians.

●	Ability to monitor patients adequately during and after treatment.

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

If our planned Phase 1 clinical trials for Deltacel is completed and, assuming positive data, we expect to advance to potential registrational trials. The general approach for FDA approval of a new biologic or drug is for the sponsor to provide dispositive data from two well-controlled, Phase 3 clinical trials of the relevant biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. If the results from our clinical trials are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for the relevant product candidate. However, we do not have any agreement or guidance from the FDA that our regulatory development plans will be sufficient for submission of a BLA. For example, the FDA may require that we conduct a comparative trial against an approved therapy including potentially an approved autologous T cell therapy, which would significantly delay our development timelines and require substantially more resources. In addition, the FDA may only allow us to evaluate patients that have failed or who are ineligible for autologous therapy, which are extremely difficult patients to treat and patients with advanced and aggressive cancer, and our product candidates may fail to improve outcomes for such patients.

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

We may seek Orphan Drug Designation (ODD) for some of our product candidates across various indications, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

We may seek ODD for at least one of our product candidates in specific orphan indications in which there is a medically plausible basis for the use of these products. Even if we obtain ODD, exclusive marketing rights in the U.S. may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition, or if a subsequent applicant demonstrates clinical superiority over our products, if approved. In addition, although we may seek ODD for other product candidates, we may never receive such designations.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted and we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could result in (1) more rigorous coverage criteria and (2) additional downward pressure on the price that we receive for our product candidates, if commercialized, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenues, attain profitability, or successfully commercialize our product candidates.

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

State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For instance, the collection and use of health data in the EU is governed by the GDPR, which extends the geographical scope of EU data protection law to non-EU entities under certain conditions, tightens existing EU data protection principles, creates new obligations for companies and new rights for individuals. Failure to comply with the GDPR may result in substantial fines and other administrative penalties. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the GDPR. This may be onerous and if our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, it could adversely affect our business in the EU. Moreover, the United Kingdom leaving the EU has created uncertainty with regard to data protection regulation in the United Kingdom. The European Commission has adopted an Adequacy Decision concerning the level of data protection in the UK. Personal data may now flow freely from the EEA to the UK, however, the European Commission may suspend the Adequacy Decision if it considers that the UK no longer provides for an adequate level of data protection. In California, the CCPA creates individual privacy rights for consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and similar laws have been proposed at the federal level and in other states.

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

Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be materially impacted. Further, if any of the physicians or other healthcare providers or entities with whom we expect to do business is found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Risks Related to Intellectual Property

Patents and patent applications involve highly complex legal and factual questions, which, if determined adversely to us, could negatively impact our business position.

The patent positions of biopharmaceutical and biotechnology companies and other actors in our fields of business can be highly uncertain and typically involve complex scientific, legal and factual analyses. In particular, the interpretation and breadth of claims allowed in some patents covering biopharmaceutical compositions may be uncertain and difficult to determine and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims. The standards of the USPTO and its foreign counterparts are sometimes uncertain and could change in the future.

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

Furthermore, even if not challenged, our patents and patent applications may not adequately protect our technology and any product candidates or products that we develop alone or with collaborators or prevent others from designing their products to avoid being covered by our claims. If the breadth or strength of protection provided by the patents and patent applications that we hold with respect to our product candidates or potential products is threatened, it could dissuade companies from collaborating with us to develop and could threaten our or their ability to successfully commercialize, such product candidates or potential products.

In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may permit others to use our discoveries or to develop and commercialize our technology and product candidates or products without providing any compensation to us or may limit the scope of patent protection that we are able to obtain. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws, and those countries may lack adequate rules and procedures for defending our intellectual property rights.

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

We rely on patent protection as well as trademark, trade secret and other intellectual property rights protection and contractual restrictions to protect Deltacel, Diamond AI and our other product candidates. Our commercial success depends upon obtaining and maintaining proprietary rights to our intellectual property estate, including rights relating to Deltacel, Diamond AI and our product candidates, as well as successfully defending these rights against third-party challenges and successfully enforcing these rights to prevent third-party infringement. We will only be able to protect Deltacel, Diamond AI and other product candidates from unauthorized use by third parties to the extent that valid and enforceable patents or effectively protected trade secrets cover them.

Our ability to obtain and maintain patent protection for Deltacel, Diamond AI and our other product candidates is uncertain due to a number of factors, including the following factors:

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

Even if we have or obtain patents covering Deltacel, Diamond AI and other product candidates or compositions, others may have filed, and in the future may file, patent applications covering compositions, products or methods that are similar or identical to ours, which could materially affect our ability to successfully develop any product candidates or to successfully commercialize any approved products alone or with collaborators. In addition, because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that may cover Deltacel, Diamond AI and other product candidates or compositions. These patent applications may have priority over patent applications filed by us.

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

We are a party to one intellectual property license agreement that is important to our business and we may enter into additional license agreements in the future. Our existing license agreement imposes, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. Additionally, we may need to outsource and rely on third parties for many aspects of the development, sales and marketing of any products covered under our current and future license agreements. Delay or failure by these third parties could adversely affect the continuation of our license agreements with our licensors. If we fail to comply with any of our obligations under these agreements, or we are subject to a bankruptcy, our licensors may have the right to terminate the license, in which event we would not be able to market any products covered by the license.

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

As of February 10, 2025, a principal stockholder beneficially owns 19.99% pursuant to a 19.99% blocker provision provided for in the shares of preferred stock and notes owned by such investor. As a result, this stockholder has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, this stockholder has the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Security breaches, cyber attacks, or other disruptions or incidents could expose us to liability and affect our business and reputation.

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

We have implemented information technology security measures to protect our systems, proprietary information, and sensitive data against the risk of inappropriate and unauthorized external use and disclosure and other types of compromise. However, despite these measures, and due to the ever-changing information technology cyber-threat landscape, we cannot guarantee that these measures will be adequate to detect, prevent or mitigate security breaches and other incidents and we may be subject to data breaches through cyber-attacks, malicious code (such as viruses and worms), phishing attacks, social engineering schemes, and insider theft or misuse. Any such breach could compromise our networks and the information stored there could be accessed, modified, destroyed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion.

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

ITEM 2. PROPERTIES.

We lease our corporate headquarters at 7707 Fannin Street, Suite 200 in Houston, Texas under a non-cancelable operating lease expiring in April 2026. Our lease agreement contains approximately 34,400 square feet. The Company has the option to cancel the lease thereafter until the agreement expires on April 30, 2026. The termination date is effective after a 90-day notice of cancellation.

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

On January 21, 2025, the Delaware Supreme Court issued its opinion in the second appeal. While the Supreme Court determined that the Chancery Court’s and Company’s interpretation of the options agreement was a reasonable one, it also determined that Terrell’s interpretation was a reasonably possible interpretation as well, and therefore, could not be resolved on a motion to dismiss. On this basis, the Supreme Court reversed the Chancery Court’s decision and remanded the action to the Chancery Court for further proceedings, which would include discovery. The action has not yet been re-docketed in the Chancery Court as of this writing. As a result, the Company has not accrued for this claim as of December 31, 2024 or 2023.

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

The Karp Class Action and the Podmore Class Action were consolidated and are collectively referred to as the “Class Action”. Please refer to the Settlement in Principle of the the Class Action described more fully below.

Settlement in Principle of the Class Action

On August 7, 2023, we entered into a term sheet with the plaintiffs in the Class Action, to settle in principle (and globally resolve) the Class. We subsequently reached agreement with the plaintiffs in the Class Action on all settlement materials and terms including with respect to payment of up to $2,300,000 and, on September 29, 2023, counsel for plaintiffs submitted the proposed settlement materials to the Court for approval. Of this amount, insurance covered $570,000, resulting in a net settlement of $1,730,000 owed by the Company. As of December 31, 2024, we have paid the totality of the settlement into an escrow account, of which $448,000 was payable as of December 31, 2023. See Note 8 to the consolidated financial statements for more information.

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

Stockholders

As of December 31, 2024, there were 123 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Equity Compensation Plans

The information required by Item 5 of Form 10‑K regarding equity compensation plans is incorporated herein by reference to Item 11. of Part III of this Annual Report.

Issuer Purchases of Equity Securities

There have been no repurchases of our shares of common stock either on the open market or by private transaction during the year ended December 31, 2024.

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

We have not generated any revenue from sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since we began principal business operations in 2012. As discussed in more detail below, we are currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through the end of the year. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond March 2025.

Recent Developments

Going Concern and Liquidity

We do not have sufficient cash on hand and available liquidity to meet our obligations through the twelve months following the date the consolidated financial statements are issued. Therefore, this condition raises substantial doubt about our ability to continue as a going concern. Management’s plans were updated to evaluate different strategies to obtain the required funding for future operations. These plans may include, but are not limited to, additional funding from current or new investors, inclusive of a potential public offering of equity; however, if we are unable to raise additional funding to meet working capital needs, we will be forced to delay or reduce the scope of our research programs and/or limit or cease operations. The negative cash flows and lack of financial resources raised substantial doubt as to our ability to continue as a going concern, and that substantial doubt has not been alleviated. See Note 1 - Organization to the Company’s consolidated financial statements for further details.

Our unrestricted cash and cash equivalents were $1.14 million as of December 31, 2024. We are currently in discussions with financing sources in an attempt to secure short-term financing to continue operations and fund other liquidity needs through 12 months after the date of the filing of this Annual Report on Form 10-K. We are working with a financial advisor to assist us with our efforts to obtain financing. In the absence of such financing, management anticipates that existing cash resources will not be sufficient to meet operating and liquidity needs beyond March 2025. However, management may further evaluate additional cost reduction actions, including additional reductions in our workforce and delay of research and development expenditures on one or more product candidates, in order to reduce our current expenditures and preserve cash. In addition, we are seeking to relist on to the NYSE or another major stock exchange in order to increase the liquidity of our stock. We are not able to predict whether any such cost reduction or major stock exchange listing actions will be successful.

As a result of our current liquidity position, management can provide no assurance that the Company will be able to obtain financing on acceptable terms, if at all. If financing is available, it may not be on favorable terms and may have a significant dilutive effect on our existing stockholders. In the event we are unable to secure financing sufficient to allow us to meet our obligations as they become due, we may need to file a voluntary petition for relief under the United States Bankruptcy Code in order to implement a restructuring plan or liquidation. See Part I, Item 1A. “Risk Factors” for further details.

Financing Update

In 2024, we executed CPNs to finance our operations and executed four Exchange Agreements to strengthen our balance sheet by reclassifying CPNs to preferred shares.  Please see Note 7 – Senior Secured Convertible Promissory Note, Note 10 – Stockholders' Deficit and Note 14 – Subsequent Events for more information.

Clinical Update

On December 11, 2023, the first patient in the Deltacel-01 trial received the first dose of Deltacel at BHCC. So far, ten patients received the Deltacel treatment, and we expect to enroll two more patients by February 2025. As of January 2025, we have registered a 6-month median Progression Free Survival (PFS) with a median length of follow-up of over 10 months and the longest PFS of 12 months.

None of the enrolled patients developed a dose-limiting toxicity. The Deltacel-01 study consists of two parts: Part 1 is designed to identify the optimal dose of Deltacel. Following approval by the SMC, Part 2 (the Expansion Phase) is designed to further assess the therapy’s effectiveness at the optimal dose identified in Part 1. Based on the promising survival benefits in the absence of limiting toxicities, we activated the Expansion Phase in September 2024, and the first patient in this phase started treatment in October 2024. We expect that a total of approximately 9 patients will be enrolled in the expansion phase, and that enrollment will be completed by March 2025. On February 8, 2025, we were informed of the death of one patient which occurred before the anti-tumor response could be evaluated, but that was found to be unrelated to our drug of treatment procedures. Overall, we have registered two partial responses at 12 and 8 months after treatment in our first and fourth patient, respectively, and we achieved 100% response in the brain lesions in another subject with NSCLC brain metastases.

Throughout 2024, we have activated an additional four testing sites:

●	February 28, 2024, Virginia Oncology Associates, PC, located in Norfolk, VA;

●	April 8, 2024, Texas Oncology, located in Tyler, TX;

●	May 8, 2024, UPMC Hillman Cancer Center located in Pittsburgh, PA;

●	September 19, 2024, the University of Arizona Cancer Center located in Tucson, Arizona.

On June 18, 2024, we submitted an FTD Application to the FDA. The FTD status was granted on August 9, 2024. We believe this is a significant milestone for the clinical development of our Deltacel product candidate, as FTD facilitates and expedites the development and review of drugs that treat serious conditions and address unmet medical needs. This is achieved through benefits such as Accelerated Approval, Rolling Review, and Priority Review, which collectively accelerate the approval process. Therefore, we believe that receiving an FTD for our Deltacel product will significantly accelerate our pathway to approval, as FTD status can give us access to the following:

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

In November 2022, we received a Grand Jury Subpoena (the “Subpoena”) from the U.S. Department of Justice requesting certain information from the company in connection with an ongoing investigation being conducted by the Federal Grand Jury in the Southern District of Texas. We have not been identified as a target of this investigation.

On December 3rd, 2024, we finalized a settlement with the U.S. Securities and Exchange Commission (the “SEC”), resolving the previously disclosed SEC investigation arising from the non-disclosure by our prior executive management of the clinical holds placed on the IND applications we filed with the FDA in May 2021. The IND applications pertained to ALEXIS-PRO-1 “Procel” and ALEXIS-ISO-1 “Isocel”. In light of our self-reporting, prompt remediation and cooperation, the SEC has determined not to impose a civil penalty on us and there are no ongoing undertakings in connection with the settlement.

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

Clinical Trials Expenses

Clinical trials expenses consist primarily of costs incurred for manufacturing the drug product and for the Deltacel-01 trial procedures (clinical sites and monitoring). These include the following:

●

Salaries, benefits and other related costs, including stock-based compensation expense, for personnel engaged in clinical trial functions, such as clinical operations, safety monitoring, and clinical sites auditing.

●

Expenses incurred under agreements with third parties, including contract research organizations and other third parties that conduct clinical trials on our behalf such as Institutional Review Boards (IRBs), central laboratory, safety monitoring, data management and biostatistics.

●	Facility-related expenses, which include direct depreciation costs and expenses for rent and maintenance of facilities and other operating costs if specifically, identifiable to clinical studies.

Clinical trials activities are central to our business model. We expect that our Deltacel-01 clinical trial costs will continue to increase over the long-term, due to the progress of Deltacel through and beyond Phase 1, and to the initiation of the clinical trials for

Isocel and Deltacel.

We cannot determine with certainty the duration and costs of future clinical trials of our Phase 2 Deltacel and Phase 1 Isocel and Procel product candidates, when or to what extent we will generate revenue from the commercialization and sale of any product candidate for which we obtain marketing approval. We may never succeed in obtaining marketing approval for any product candidate. The duration, costs and timing of our clinical trials will depend on a variety of factors, including:

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

Research and development activities are central to our business model. We expect that our Deltacel-01 research and development expenses will comprise a large percentage of our total expenses as we progress the Phase 1 and plan for a pivotal Phase 2 study before year end. We expect that our research and development and general and administrative costs will increase over the long-term, even if we are able to successfully reduce our costs in the short-term in order to preserve cash in light of the Company’s current liquidity situation.

The duration, costs and timing of clinical development of our product candidates will depend on a variety of factors, including:

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth key components of our results of operations for the years ended December 31, 2024 and 2023.

		Year Ended
		December 31,		Increase (Decrease)
(In thousands)		2024	2023	$	%
Operating expenses:
Clinical trials		$8,067	$2,677	$5,390	201%
Research and development		6,854	6,948	(94)	(1)%
General and administrative		8,853	10,314	(1,461)	(14)%
Total operating expenses		23,774	19,939	3,835	19%
Loss from operations		(23,774)	(19,939)	3,835	19%
Other expense:
Interest expense	a	(3,723)	(1,852)	1,871	101%
Litigation settlement	b	—	(1,730)	(1,730)	(100)%
Other income	c	599	2,572	(1,973)	(77)%
Total other expense		(3,124)	(1,010)	2,114	209%
Net loss		$(26,898)	$(20,949)	$5,949	28%

Other expenses. The primary drivers for the decrease in other expenses are as follows:

a-	Interest expense increased due to the issuance of additional convertible promissory notes subsequent to December 31, 2023. See Note 7— Senior Secured Convertible Promissory Note for more discussion.

b-	Litigation settlement decreased due to the payment of the settlement in principle of the class action of $1,730,000 during the year ended December 31, 2023. See Item 3— Legal Proceedings for more discussion.

c-	Other income decreased mainly due to a credit memo resulting from an engagement letter with a major vendor to facilitate the payment of the balance due for the year ended December 31, 2023.

Clinical trials expenses.

The following table summarizes our change in clinical trial expenses by product candidate or development program:

		Year Ended
		December 31,		Increase (Decrease)
(In thousands)		2024	2023	$	%
Employee-related costs	a	$3,025	$1,368	1,657	121%
Laboratory supplies and services	b	84	4	80	2,000%
Outsourced research and development (net of reimbursements)	c	4,596	1,081	3,515	325%
Facility-related costs	d	349	170	179	105%
Other clinical trial costs		13	54	(41)	(76)%
Total clinical trial expenses		$8,067	$2,677	$5,390	201%

The primary drivers for the increase in clinical trials expenses are as follows:

a-	Wages increased by $1,507 thousand due to increased headcount, and accrued executive bonuses increased by $105 thousand.

b-	Activation of the Deltacel-01 clinical trial resulted in increased development supplies by $39 thousand and shipping costs by $41 thousand.

c-	Activation of the Deltacel-01 clinical trial resulted in an increase in outsourced professional costs to manage the trial.

d-	Facility-related costs increased by $179 thousand primarily due to an increase in repairs and maintenance expenses.

Research and development expenses.

The following table summarizes our change in research and development expenses by product candidate or development program:

		Year Ended
		December 31,		Increase (Decrease)
(In thousands)		2024	2023	$	%
Direct research and development expenses by product candidate:
Isocel development costs	a	$177	$1,034	$(857)	(83)%
Platform development, early-stage research and unallocated expenses:
Employee-related costs	b	2,139	1,850	289	16%
Laboratory supplies and services	c	1,585	1,052	533	51%
Laboratory equipment and maintenance	d	2,208	2,351	(143)	(6)%
Facility-related costs	e	632	538	94	17%
Intellectual property		24	100	(76)	(76)%
Other research and development costs		89	23	66	287%
Total research and development expenses		$6,854	$6,948	$(94)	(1)%

The primary drivers for the increase in research and development expenses are as follows:

a-	The decrease is due to the leverage of full-time employees rather than outside consulting services.

b-	Accrued executive bonuses increased by $487 thousand, partially offset by a decrease in wages by $276 thousand due to employee change of department.

c-	Activation of the Deltacel-01 development resulted in increased development supplies by $501 thousand and shipping costs by $32 thousand.

d-	Equipment maintenance decreased by $210 thousand, offset by an increase in other lab related materials by $67 thousand.

e-	Repairs and maintenance expenses increased by $94 thousand.

General and administrative expenses.

The following table summarizes our change in general and administrative expenses:

		Year Ended
		December 31,		Increase (Decrease)
		2024	2023	$	%
Operating expenses:
Employee Expenses	a	$3,765	$2,991	$774	26%
Facilities Expenses	b	1,442	1,658	(216)	(13)%
Legal Expenses	c	2,095	2,168	(73)	(3)%
Professional Fees	d	1,551	3,497	(1,946)	(56)%
Total general and administrative expenses		$8,853	$10,314	$(1,461)	(14)%

The primary drivers for the decrease in general and administrative expenses are as follows:

a-	Wages increased by $291 thousand, and executive bonuses by $524 thousand.

b-	Machinery and equipment repairs decreased because of more repairs incurred last year in preparation for increased testing performed in 2024.

c-	The decrease is due to the settlement of legal proceedings. See Note 8— Commitment and Contingencies for more discussion.

d-	Outside consulting fees decreased by $1,946 thousand.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $1.80 million, which included $658 thousand of restricted cash. We do not currently have any approved products and have never generated any revenue from product sales. To date, we have financed our operations primarily with proceeds from the sale of our convertible promissory notes, preferred stock, common stock from the initial public offering and follow-on offering.

As of January 31, 2025, our cash and cash equivalents balance was $1.48 million, which included $659 thousand of restricted cash. We have material contractual obligations which will require cash to meet their requirements. These applicable obligations include our facility lease agreement, our employment contracts, and our financing arrangement for our Director and Officer Insurance Policy. We also plan to deploy cash for other research and development and general and administrative operating expenses. Our ability to continue meeting these contractual obligations will be reliant upon our ability to secure significant additional capital funding.

As described above under “Going Concern and Liquidity,” in the absence of financing, management anticipates that existing cash resources combined with verbal, non-contractual commitments for additional financing will not be sufficient to meet operating and liquidity needs beyond March 2025. Management may further evaluate various cost reduction actions to preserve cash, including possible reductions in the Company’s workforce and suspending research and development expenditures on one or more product candidates. We are limited in our ability to reduce expenditures for known contractual obligations.  As a result, we are not able to predict whether any cost reduction actions will be successful or how much longer any such actions will allow the Company to continue to operate without financing.

As previously disclosed, we have incurred significant operating losses since inception, and expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our product candidates. We expect that our clinical trial, research and development and general and administrative costs will increase over the long term, even if we are able to successfully reduce our costs in the short term. These costs include conducting preclinical studies and clinical trials for our product candidates, contracting with clinical research organizations and building out internal capacity to have product candidates manufactured to support preclinical studies and clinical trials, expanding our intellectual property portfolio and providing general and administrative support for our operations. As a result, substantial doubt exists regarding the ability of the Company to continue as a going concern.

We are currently seeking short-term financing to be able to continue our operations. If we are successful in obtaining short-term financing to fund our operations beyond the end of the year, we intend to seek significant additional capital funding to develop our platform, hire scientific professionals and other general and administrative employees, and for clinical trials. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of any such financings will be favorable. Further, there are other factors which may make financing our operations more difficult, including potential governmental investigation, continued elevated legal and accounting professional fees associated with litigation, and other risk factors listed in Item 1A. of Part I of our Annual Report. In consideration of our plans, substantial doubt is not alleviated.

Summary of Cash Flow

The following table sets forth a summary of our cash flows for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023
Net cash used in operating activities	$(19,458)	$(21,225)
Net cash used in investing activities	(366)	(207)
Net cash provided by financing activities	18,415	23,991
Net change in cash and cash equivalents and restricted cash	(1,409)	2,559
Cash and cash equivalents and restricted cash at beginning of the period	3,204	645
Cash and cash equivalents and restricted cash at end of the period	$1,795	$3,204

Cash flows from operating activities

Net cash used in operating activities was $19.5 million for the year ended December 31, 2024, as compared to $21.2 million for the year ended December 31, 2023. The decrease is driven primarily by the decrease in payments to our vendors, as we are working towards increasing our cash position. See our discussion in Results of Operations and our Statement of Cash Flows for more information.

Cash flows from investing activities

Net cash used in investing activities was $366 thousand for the year ended December 31, 2024, as compared to $207 thousand for the year ended December 31, 2023. Our net cash used in investing activities primarily consisted of cash flows for purchases of property and equipment for our cGMP facilities located in our leased facility in Houston, Texas, and for the purchases of internal use software.

Cash flows from financing activities

Net cash provided by financing activities was $18.4 million during the year ended December 31, 2024, as compared to net cash $24.0 million during the year ended December 31, 2023. The change in cash flows from financing activities for the periods shown are driven by the issuance of $19.2 million of convertible notes during the year ended December 31, 2024, of which $1.2 million was a non-cash issuance.

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2024 or 2023.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Under the supervision, and with the participation, of our current management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. Based on this evaluation of our disclosure controls and procedures, our management, including our CEO and Principal Financial Officer, have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Under the supervision, and with the participation, of our current management, including our Chief Executive Officer and Principal Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) and 15d–15(f) of the Exchange Act and based on the COSO framework. Based on this evaluation, our management determined that we maintained an effective internal control over financial reporting as of December 31, 2024.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the year ended December 31, 2024.

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

Name	Age	Position(s)
Pietro Bersani	57	Chief Executive Officer and Director
Brian Hungerford	49	Chief Financial Officer
Michael Nagel	62	Board Chairman
Michael Caitlin	67	Director, Chair of the Audit Committee
Pam Misajon	66	Director, Chair of the Nominating and Corporate Director, Governance Committee

Pietro Bersani, CPA, CGMA.  Mr. Bersani has served as our interim Chief Executive Officer from January of 2022 to May 2022, was appointed Chief Executive Officer effective May 10, 2022 and served as a member of our Board since June 2020. From April 2020 to January 2022, Mr. Bersani was a Partner with B2B CFO Partners, LLC, which provides strategic management advisory services to owners of privately held companies. From November 2019 to March 2020, he served as the President, and Chief Executive Officer of K.P. Diamond Eagle, Inc., a consulting firm specialized in development of innovative commercial and private aviation business models. He served as a Senior Director within Alvarez & Marsal’s Private Equity Performance Improvement Practice, LLP between August 2018 and October 2019. From October 2016 to July 2018, he served as President and Chief Executive Officer of K.P. Diamond Eagle, Inc. Prior to those professional experiences, Mr. Bersani served as the Chief Financial Officer of Fuel Systems Solutions, Inc. between April 2011 and October 2016. Mr. Bersani is a Certified Public Accountant and is also a Certified Public Auditor and a Chartered Certified Accountant in Italy where he developed a significant knowledge of US GAAP and IFRS. Mr. Bersani earned a BA and MA in Business Economics from L. Bocconi University, Italy.

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

Director Independence

Our Board has determined that a majority of the Board consists of members who are currently “independent” as that term is defined under the NYSE American rules. The Board considers Michael Nagel, Mike Catlin and Pam Misajon to be “independent.” Pietro Bersani, our Chief Executive Officer is not considered to be “independent” as defined by the NYSE American.

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

The Audit Committee currently consists of Michael Nagel and Mike Catlin. We believe that all members are “independent” as that term is defined under applicable SEC and NYSE American rules. Michael Nagel is our Audit Committee Chair. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee. The charter is available on our website at https://ir.kiromic.com.

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

The Compensation Committee currently consists of Michael Nagel and Pam Misajon. We believe that all of the members are “independent” under the current listing standards of NYSE American. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee which is available on our website at https://ir.kiromic.com.

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

The Corporate Governance/Nominating Committee currently consists of Michael Nagel and Pam Misajon. We believe that all of the members are “independent” under the current listing standards of NYSE American. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee which is available on our website at https://ir.kiromic.com.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table contains compensation information for our Chief Executive Officer and certain other executives who were the most highly compensated executive officers for the years ended December 31, 2024 and 2023:

Name & Principal Position	Year	Salary	Bonus	Equity Incentive Plan Grants	Total
Pietro Bersani, Chief Executive Officer	2024	$607,092	$—	$137,582	$744,674
	2023	$616,693	$275,000	$15,095	$906,788
Brian Hungerford, Chief Financial Officer	2024	$386,388	$—	$138,917	$525,305
	2023	$93,750	—	$5,039	$98,789
Leonardo Mirandola, Chief Operating Officer	2024	$392,392	—	$138,888	$531,280
	2023	$308,317	$75,000	$—	$383,317
Scott Dahlbeck, Chief of Staff	2024	$398,214	$—	$98,510	$496,724
	2023	$359,077	—	$—	$359,077

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

Outstanding Equity Awards as of December 31, 2024

	Number of Securities Underlying Unexercised Options		Option	Option	Number of Securities Underlying RSU and RSA Grants		RSU
	Exercisable	Unexercisable	Exercise Price	Expiration Date	Vested	Unvested	Expiration Date
Pietro Bersani, Chief Executive Officer	176	—	426.30	8/20/2030	86,877	45,968	10/5/2033
Brian Hungerford, Chief Financial Officer	—	—	—	—	21,900	35,033	10/5/2033
Leonardo Mirandola, Chief Operating Officer	115	—	199.20	11/10/2027	48	56,911	4/27/2031
Scott Dahlbeck, Chief of Staff	478	—	727.50	6/8/2030	14,318	40,373	8/10/2032

Director Compensation

During year ended December 31, 2024, our non-employee directors received the following compensation for their services on the Board and its committees:

	Cash Fees	Equity Incentive Plan Grants	Total
Michael Nagel	$70,205	$42,120	$112,325
Michael Catlin	$42,750	$42,120	$84,870
Pam Misajon	$38,528	$42,120	$80,648

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans

The following table provides information relating to our equity compensation plans as of December 31, 2024.

	Equity Compensation Plans
	Number of securities
	to be issued upon	Weighted average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding	remaining available
	warrants and rights	options	for future issuance
Equity compensation plans approved by security holders - 2017 Plan	13,725	$59.92	971,591
Equity compensation plans approved by security holders - 2021 Plan	262,026	2.68	526,660
Equity compensation plans not approved by security holders	—	—	—
Total	275,751	$—	1,498,251

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of January 16, 2025, by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of January 16, 2025, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 1,533,272 shares of common stock outstanding on January 16, 2025. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of January 16, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Kiromic BioPharma, Inc., 7707 Fannin Street, Suite 200, Houston, TX 77008.

		Percentage of
	Number of Shares	Common Stock
Beneficial Owner	Beneficially Owned	Beneficially Owned
Directors and Executive Officers
Pietro Bersani	142,333	7.03%
Scott Dahlbeck	56,933	2.81%
Leonardo Mirandola	42,803	2.11%
Brian Hungerford	50,700	2.50%
Michael Nagel	18,972	*
Michael Catlin	18,000	*
Pam Misajon	21,311	1.05%
All current directors and executive officers as a group (7 persons)	351,052	17.33%
5% or Greater Stockholders
Shield Capital Funding LLC (1)	404,901	19.99%

*	Represents ownership of less than 1%.
(1)	Represents shares of common stock issuable upon conversion of preferred stock and convertible notes, each of which contain a 19.99% blocker.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There are no family relationships among any of our officers or directors.

There were no related transactions with any of our directors, executive officers or persons who we know hold more than five percent of any class of our capital stock, including their immediate family members, for the years ended December 31, 2024 or 2023.

ITEM 14. PRINCIPAL ACCOUNTANT’S FEES AND SERVICES.

	Year Ended December 31,
	2024	2023
Audit Fees (1)	$406,207	$568,188
Audit related Fees (2)	$-	$127,000
Tax Fees (2)	$36,668	$62,932
All other Fees	$109,777	$152,478
Total	$552,652	$910,598

(1) All professional fees performed by Whitley Penn for the year ended December 31, 2024. Include professional fees performed by Whitley Penn for $428,604 and Deloitte for $139,584 for the year ended December 31, 2023.

(2) Include professional fees performed by UHY Tax Advisors for the year ended December 31, 2024, and Deloitte for the year ended December 31, 2023.

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

10.11	Form of the 25% Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 27, 2022)
10.12	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2023)
10.13

Form of Exchange Agreement dated as of March 28, 2023 between the Company and the holder of the Exchange Securities (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2023)

10.14	Executive Employment Agreement dated as of October 1, 2023 by and between Kiromic Biopharma, Inc. and Brian Hungerford (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 3, 2023)
23.1*	Consent of Whitley Penn LLP, independent registered public accounting firm
24.1*	Power of Attorney (included on signature page)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within Exhibit 101

_

*Filed herewith

† Executive Compensation Plan or Agreement

# Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2025	KIROMIC BIOPHARMA, INC.

	By:	/s/ Pietro Bersani
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

Signature	Title	Date

/S/ PIETRO BERSANI	Chief Executive Officer	February 14, 2025
Pietro Bersani

/S/ BRIAN HUNGERFORD	Chief Financial Officer	February 14, 2025
Brian Hungerford

/S/ MICHAEL NAGEL	Independent Director	February 14, 2025
Michael Nagel

/S/ MIKE CATLIN	Independent Director	February 14, 2025
Mike Catlin

/S/ PAM MISAJON	Independent Director	February 14, 2025
Pam Misajon

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Kiromic BioPharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kiromic BioPharma, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Whitley Penn LLP

We have served as the Company’s auditor since 2022.

Houston, Texas

February 14, 2025

KIROMIC BIOPHARMA, INC.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023

Assets:
Current Assets:
Cash and cash equivalents	$1,137	$3,204
Restricted cash	658	—
Prepaid expenses and other current assets	1,506	1,226
Total current assets	3,301	4,430
Property and equipment, net	4,310	6,175
Operating lease right-of-use asset, net	913	1,543
Other assets	21	21
Total Assets	$8,545	$12,169

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Senior secured convertible promissory notes	$13,240	$14,000
Accounts payable	2,676	2,136
Accrued expenses and other current liabilities	2,243	1,673
Interest payable	1,645	1,938
Note payable	415	—
Operating lease liability - current	685	631
Total current liabilities	20,904	20,378
Operating lease liability - noncurrent	228	912
Total Liabilities	21,132	21,290
Commitments and contingencies (Note 8)
Stockholders’ Deficit:
Preferred Stock, $0.0001 par value: 60,000,000 shares authorized, 36,835 and 14,000 issued and outstanding, with a liquidation preference of $45,569 and $16,205, as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 1,533,272 and 1,258,460 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2	1
Additional paid-in capital	137,206	113,775
Accumulated deficit	(149,795)	(122,897)
Total Stockholders’ Deficit	(12,587)	(9,121)
Total Liabilities and Stockholders’ Deficit	$8,545	$12,169

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended
	December 31,
	2024	2023
Operating expenses:
Clinical trials	$8,067	$2,677
Research and development	6,854	6,948
General and administrative	8,853	10,314
Total operating expenses	23,774	19,939
Loss from operations	(23,774)	(19,939)
Other expense:
Interest expense	(3,723)	(1,852)
Litigation settlement	—	(1,730)
Other income	599	2,572
Total other expense	(3,124)	(1,010)
Net loss	$(26,898)	$(20,949)
Net loss per preferred share, basic and diluted	$(1,116.47)	$(1,103.73)
Net loss per common share, basic and diluted	$(3.17)	$(12.59)
Weighted average preferred shares outstanding, basic and diluted	26,069	8,773
Weighted average common shares outstanding, basic and diluted	1,460,883	1,097,630

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Consolidated Statements of Stockholders’ Deficit

(In thousands, except share and per share amounts)

	Preferred Stock		Common Stock
	Number of		Number of		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2022	—	$—	648,384	$1	$96,172	$(101,948)	$(5,775)
Common stock discount amortization	—	—	—	—	345	—	345
Warrants underlying common stock issuance	—	—	—	—	(345)	—	(345)
Conversion of subordinated convertible notes into shares of common stock	—	—	329,086	—	2,914	—	2,914
Released restricted stock	—	—	83,973	—	—	—	—
Issuance of convertible preferred stock	14,000	—	—	—	14,000	—	14,000
Commitments shares issuance from standby equity purchase agreement	—	—	197,017	—	659	—	659
Stock issuance costs	—	—	—	—	(111)	—	(111)
Stock compensation expense	—	—	—	—	141	—	141
Net loss	—	—	—	—	—	(20,949)	(20,949)
Balance at December 31, 2023	14,000	$—	1,258,460	$1	$113,775	$(122,897)	$(9,121)
Common stock discount amortization	—	—	—	—	304	—	304
Warrants underlying common stock issuance	—	—	—	—	(304)	—	(304)
Released restricted stock	—	—	274,812	1	(1)	—	—
Issuance of convertible preferred stock	22,835	—	—	—	22,835	—	22,835
Stock compensation expense	—	—	—	—	597	—	597
Net loss	—	—	—	—	—	(26,898)	(26,898)
Balance at December 31, 2024	36,835	$—	1,533,272	$2	$137,206	$(149,795)	$(12,587)

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(26,898)	$(20,949)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	2,234	2,221
Operating lease non-cash expense	630	575
Stock compensation expense	597	141
Senior secured convertible promissory note interest expense	3,781	1,796
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(279)	(179)
Accounts payable	537	(5,035)
Accrued expenses and other current liabilities	570	792
Operating lease liability	(630)	(587)
Net cash used for operating activities	(19,458)	(21,225)
Cash flows from investing activities:
Purchases of property and equipment	(366)	(207)
Net cash used for investing activities	(366)	(207)
Cash flows from financing activities:
Proceeds from senior secured convertible note payable	18,000	24,000
Proceeds from issuance of common stock	—	659
Stock issuance costs	—	(111)
Borrowings from note payable	900	—
Repayments of note payable	(485)	(557)
Net cash provided by financing activities	18,415	23,991
Net change in cash and cash equivalents and restricted cash	(1,409)	2,559
Cash and cash equivalents and restricted cash:
Beginning of period	3,204	645
End of period	$1,795	$3,204

Supplemental disclosures of cash flow information:
Cash paid for interest on note payable	$13	$56
Non-cash investing and financing activities:
Exchange of 25% senior convertible promissory notes and accrued interest into convertible preferred stock	$20,000	$14,000
Conversion of accrued interest into subordinated convertible promissory note	$1,240	$—
Conversion of accrued interest into convertible preferred stock	$2,835	$—
Conversion of subordinated convertible promissory notes into common stock	$—	$2,914
Property and equipment in accounts payable	$3	$53
Deferred financing costs forgiven	$—	$365

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$1,137	$3,204
Restricted cash	658	—
Total cash and cash equivalents and restricted cash	$1,795	$3,204

See accompanying notes to the consolidated financial statements

KIROMIC BIOPHARMA, INC.

Notes to Consolidated Financial Statements

1.	ORGANIZATION

Nature of Business

Kiromic BioPharma, Inc. and subsidiaries (the “Company” or “We”) is a clinical stage fully integrated biotherapeutics company formed under the Texas Business Organizations Code in December 2012. We maintain offices in Houston, Texas. We have not generated any revenue to date.

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

From a development standpoint, we utilize innovative non-engineered and engineered allogeneic Gamma Delta T (GDT) cell technologies and are developing proprietary, virus-free cell engineering methods to develop novel therapies for solid tumors that we believe will be effective and cost-efficient. Deltacel™ (“Deltacel”) is our first off-the-shelf, non-engineered GDT cell-based product currently in a Phase 1 clinical stage. Our Isocel™ (“Isocel”) and Procel™ (“Procel”) product candidates consist of allogeneic, engineered, off-the-shelf GDT cells and they are currently in the preclinical development stage. Our Isocel product candidate consists of engineered GDTs that target Mesothelin Isoform 2 (“Iso-Meso”), a target that we have discovered and prioritized using our Diamond AI bio-informatic platform. Our Procel product candidate consists of engineered GDTs that target PD-L1. Our Deltacel product candidate consists of non-engineered GDTs which we expand, enrich, and activate ex-vivo through a proprietary process, and it is intended to treat solid tumors regardless of the specific tumor antigen expression.

Credit Memo — During the year ended December 31, 2023, the Company entered into an engagement letter with a vendor whereby we renegotiated the terms of services to be received and the amounts to be paid for such services. As part of this negotiation, the Company obtained a credit memo (the “Credit Memo”) of $1.10 million against the amounts outstanding as of June 30, 2023. This credit memo has been recognized as follows in the 2023 consolidated financial statements:

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue from the commercialization of its product candidates. The Company had negative cash flow from operations of $19.5 million for the year ended December 31, 2024, and an accumulated deficit of $149.8 million as of December 31, 2024. To date, the Company has relied on equity and debt financing to fund its operations. The Company’s product candidates are still in the early stages of development, and substantial additional financing will be needed by the Company to fund its operations and ongoing research and development efforts prior to the commercialization, if any, of its product candidates. The Company does not have sufficient cash on hand or available liquidity to meet its obligations through the twelve months following the date the consolidated financial statements are issued. This condition raises substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany balances were eliminated upon consolidation. Operating results for the year ended December 31, 2024, are not necessarily indicative of results to be expected for any future year. All intercompany balances were eliminated upon consolidation.

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

Restricted Cash— Restricted cash of $658 thousand as of December 31, 2024, which consists primarily of bank deposits that collateralize our obligations to vendors. There was no restricted cash as of December 31, 2023.

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

Internal Use Software Development Costs—The Company capitalizes certain costs incurred to develop internal use software. All costs incurred that relate to planning and post-implementation phases of development are expensed as incurred. Costs incurred in the development and implementation phases are capitalized and amortized over the estimated life of the software, generally five years. The Company capitalized software development costs of approximately $260 thousand and $92 thousand for the years ended December 31, 2024 and 2023, respectively, which are recorded in property and equipment.

Impairment of Long-Lived Assets—The Company reviews its long-lived assets, including property and equipment, for impairment indicators. If indicators are noted, the Company compares the carrying amount of the asset to its estimated undiscounted cash flows. If the carrying amount exceeds its estimated undiscounted cash flows, an impairment loss is recognized to adjust the long-lived asset to fair value. There were no impairment losses on the Company’s long-lived assets during the years ended December 31, 2024 or 2023.

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

The Company records uncertain tax positions in accordance with Accounting Standard Codification (“ASC”) 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more-likely-than-not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statements of operations. No such interest or penalties were recognized during the years ended  December 31, 2024 or 2023.

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

The Company accrues and expenses costs of services provided by contract research organizations in connection with preclinical studies and contract manufacturing organizations engaged to manufacture clinical trial material, costs of licensing technology, and costs of services provided by research organizations and service providers. The upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred if the technology is not expected to have any alternative future uses other than the specific research and development project for which it was intended. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed rather than when the payment is made.

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

The vesting conditions for stock options and RSUs include annual and monthly vesting. Annual vesting conditions are three years or more. Monthly vesting conditions range from 10 to 48 months. When nonvested options vest, they become exercisable over a 10-year period from grant date.

The vesting conditions for RSAs include cliff vesting conditions. Certain RSUs vest with a range of 6 to 12 months. When RSUs vest, they are released to the grantee within sixty days. RSAs are released to the grantee on the grant date, with a vesting period of normally a year whereby the holder cannot trade the shares.

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

Common Stock Valuations. The closing price listed on the OTCQB Capital Market or previously the NYSE Capital Market for the Company’s common stock on the date of the grant is used as the common stock valuation.

Segment Data— Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group to allocate resources and assess performance. We operate in a homogeneous geographic area and regulatory environment, and our CEO serves as our CODM. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Recently Issued Accounting Pronouncements—From time to time, Accounting Standards Updates (“ASU”) are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date.

Accounting Standards Adopted

Segments. In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)”. ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the CODM. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company currently operates as one reportable segment the adoption of this standard only resulted in certain enhanced disclosures in the consolidated financial statements.

Accounting Standards Not Yet Adopted

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

Income Statement. In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220)”. ASU 2024-03 requires additional disclosure in the notes to financial statements of specified information about certain expenses such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation and other expenses which are presented in the face of the income statement within continuing operations. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the related disclosures in the consolidated financial statements.

Convertible Debt. In November 2024, the FASB issued ASU 2024-04, “Induced Conversions of Convertible Debt Instruments (Topic 470)”. ASU 2024-04 clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. This ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact this new standard will have on the Company’s accounting and related disclosures in the consolidated financial statements.

3.	NET LOSS PER SHARE

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

	Year Ended
	December 31,
(In thousands)	2024	2023
Net loss	$(26,898)	$(20,949)
Less: Initial Public Offering Common Stock discount amortization	(58)	(100)
Less: Public Offering Common Stock discount amortization	(246)	(245)
Less: Undeclared dividends attributable to convertible preferred stock	(6,530)	(2,206)
Net loss attributable to common shareholders	$(33,732)	$(23,500)

	Year Ended		Year Ended
	December 31, 2024		December 31, 2023
	Common Stock	Preferred Stock	Common Stock	Preferred Stock
Net loss per share, basic and diluted
Allocation of undistributed net loss	$(4,626)	$(29,106)	$(13,817)	$(9,683)
Weighted average shares outstanding, basic and diluted	1,460,883	26,069	1,097,630	8,773
Basic and diluted net loss per share	$(3.17)	$(1,116.47)	$(12.59)	$(1,103.73)

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following at:

(In thousands)	December 31, 2024	December 31, 2023
Equipment	$3,336	$3,126
Leasehold improvements	7,372	7,372
Office furniture, fixtures, and equipment	137	137
Software	604	360
Construction in progress	16	101
	11,465	11,096
Less: Accumulated depreciation	(7,155)	(4,921)
Total	$4,310	$6,175

Depreciation expense was $2,234 thousand and $2,221 thousand for the years ended December 31, 2024 and 2023, respectively. Depreciation expense is allocated between clinical trial, research and development and general and administrative operating expenses on the consolidated statements of operations.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

(In thousands)	December 31, 2024	December 31, 2023
Accrued litigation and settlements	$—	$448
Accrued bonuses and compensation	1,780	865
Accrued consulting and outside services	463	360
Total	$2,243	$1,673

6.	NOTE PAYABLE

In January 2024, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $400 thousand with an annual interest rate of 8.86%, to be paid over a period of ten months. As of December 31, 2024, this financing arrangement was paid in its entirety.

In November 2024, the Company entered into a financing arrangement for its Director and Officer Insurance policy. The total amount financed was approximately $500 thousand with an annual interest rate of 9.06%, to be paid over a period of eleven months. As of December 31, 2024, the remaining payable on the financed amount was $415 thousand.

7.	SENIOR SECURED CONVERTIBLE PROMISSORY NOTE

The Company began issuing senior secured convertible promissory notes (each a “CPN” and together the “Notes”) payable to a private accredited investor (the “Investor”) during 2022. The Company has continued to issue notes to the Investor during the years ended  December 31, 2024 and 2023.

Through December 31, 2024, the Company had issued to the Investor twenty three notes totaling $47.2 million, of which $19.2 million were issued during year ended December 31, 2024. Through December 31, 2023, the Company had issued to the Investor thirteen notes totaling $28.0 million, of which $24.2 million were issued during year ended December 31, 2023. The notes are each 25% Senior Secured Convertible Promissory Notes with largely consistent terms including a stated interest rate of 25% per year, a one-year maturity, and collateralized by certain assets of the Company. The Notes are convertible at varying conversion prices. See Note 10 – Stockholders' Deficit for further discussion on conversion prices.

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

See Note 10 – Stockholders' Deficit for further discussion. The Company has executed exchange agreements to reclassify certain of our CPNs into convertible preferred shares, as shown in the following table:

(In thousands)	Reclassification Date	Principal Amount	Accrued Interest Reclassified	Total Amount Reclassified
Series C	3/28/2023	$8,000	$-	$8,000
Series C	7/18/2023	6,000	-	6,000
Series D	3/28/2024	8,000	-	8,000
Series D	6/21/2024	7,200	1,638	8,838
Series E	9/27/2024	2,400	597	2,997
Series E	11/1/2024	2,400	600	3,000
Total		$34,000	$2,835	$36,835

The CPNs outstanding as of December 31, 2024 and 2023 were as follows:

(In thousands)
Issue Date	Maturity Date	December 31, 2024	December 31, 2023
06/26/2023	06/26/2024	$—	$2,400
07/25/2023	07/25/2024	—	2,400
08/25/2023	08/25/2024	—	2,400
09/27/2023	09/27/2024	—	2,400
11/02/2023	11/02/2024	—	2,400
12/12/2023	12/12/2024	—	2,000
04/02/2024	04/02/2025	2,000	—
05/02/2024	05/02/2025	2,000	—
06/03/2024	06/03/2025	2,000	—
06/21/2024	06/21/2025	1,240	—
07/03/2024	07/03/2025	2,000	—
08/01/2024	08/01/2025	2,000	—
12/09/2024	12/09/2025	2,000
Total senior secured convertible promissory notes		$13,240	$14,000

8.	COMMITMENTS AND CONTINGENCIES

License Agreements—The Company has entered into a number of licensing arrangements for various intellectual property and licensed patent rights for technologies being developed for commercial sale. As part of these arrangements, the Company is subject to contingent milestone payments in accordance with agreed-upon development objectives, as well as future royalty payments on product sales of the underlying assets. As of December 31, 2024 and 2023, the Company has not incurred any milestone or royalty liabilities related to these license agreements.

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

On January 21, 2025, the Delaware Supreme Court issued its opinion in the second appeal. While the Supreme Court determined that the Chancery Court’s and Company’s interpretation of the options agreement was a reasonable one, it also determined that Terrell’s interpretation was a reasonably possible interpretation as well, and therefore, could not be resolved on a motion to dismiss. On this basis, the Supreme Court reversed the Chancery Court’s decision and remanded the action to the Chancery Court for further proceedings, which would include discovery. The action has not yet been re-docketed in the Chancery Court as of this writing. As a result, the Company has not accrued for this claim as of  December 31, 2024 or 2023.

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

The Karp Class Action and the Podmore Class Action are collectively referred to as the “Class Action”. Please refer to the Settlement in Principle of the Class Action described more fully below.

Settlement in Principle of the Class Action

On August 7, 2023, we reached an agreement with the lead plaintiff to settle in principle (and globally resolve) the Class Action, including a payment of $2,300 thousand. On September 29, 2023, counsel for plaintiffs submitted the proposed settlement materials to the Court for approval. Of this amount, insurance covered $570 thousand, and the Company paid the remaining $1,730 thousand, all of which is in an escrow account. As of December 31, 2024, the settlement was paid entirely, and $448 thousand was payable as of December 31, 2023.

SEC Settlement

On  December 3, 2024, we finalized a settlement with the U.S. Securities and Exchange Commission (the “SEC”), resolving the previously disclosed SEC investigation arising from the non-disclosure by the Company’s prior executive management of the clinical holds placed on the IND applications the Company filed with the FDA in  May 2021. The IND applications pertained to Procel and Isocel. In light of the Company’s self-reporting, prompt remediation and cooperation, the SEC determined not to impose a civil penalty on the Company and there are no ongoing undertakings in connection with the settlement.

The Company regularly assesses all contingencies and believes, based on information presently known, the Company is not involved in any other matters that would have a material effect on the Company’s financial position, results of operations and cash flows.

9.	LEASES

The Company leases real estate for office and warehouse space under non-cancelable operating leases, with a total rentable space of 149,000 square feet. The Company intends to use the full lease term under the existing lease agreement which is currently set to expire on April 30, 2026. As of December 31, 2024, the Company is not able to determine if any renewal options will be exercised.

There are no variable payments associated with the lease agreements, as the rent payments are predetermined on a fixed schedule.

The following table indicates the balance sheet line items that include the right-of-use assets and lease liabilities for our operating lease:

(In thousands)	December 31, 2024	December 31, 2023
	Operating lease	Operating lease
Right-of-Use Asset
Operating lease, net	$913	$1,543
Total right-of use asset, net	$913	$1,543

Lease Liabilities
Operating lease - current	$(685)	$(631)
Operating lease - noncurrent	(228)	(912)
Total lease liabilities	$(913)	$(1,543)

For the year ended December 31, 2024 and December 31, 2023, the components of lease expense were as follows:

	Year Ended
(In thousands)	December 31, 2024	December 31, 2023
Operating lease cost allocated to clinical trials expense	$240	$110
Operating lease cost allocated to research and development expense	233	284
Operating lease cost allocated to general and administrative expense	243	322
Total lease expense	$716	$716
Weighted-average remaining lease term	1.34	2.34
Weighted-average discount rate	7.12%	7.12%

As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

Maturity of Lease Liabilities (In thousands)	Operating lease
2025	$725
2026	243
Total lease payments	968
Less: imputed interest	(55)
Present value of lease payments	$913

10.	STOCKHOLDERS’ DEFICIT

Common Stock— The Company has one class of common shares outstanding. Refer to the Consolidated Balance Sheets for shares authorized, issued and outstanding as of the balance sheet dates.

Preferred Stock—As of December 31, 2024 and 2023, the Company was authorized to issue 60,000,000 shares of preferred stock (24,000,000 shares designated as Series A-1 Preferred Stock and 16,500,000 shares designated as Series B Preferred stock, none of which were issued or outstanding. Additionally, for the year ended December 31, 2024 and 2023, the Company authorized the issuance of 0 and 14,000 shares of Series C Convertible Voting Preferred Stock (the “Series C Stock”), respectively, 20,000 and 0 shares of Series D Convertible Preferred Stock, 6,000 and 0 shares of Series E Convertible Preferred Stock (the “Series E Stock”, the “Series D Stock” and together with the Series C Stock, the “Preferred Shares”), respectively. The Company issued 8,000 shares of Series C Stock on April 2, 2023, 6,000 shares of Series C Stock on July 18, 2023, the Company issued 8,000 shares of Series D Stock on March 28, 2024, 8,837.58 shares of Series D Stock on June 21, 2024, 2,997 shares of Series E Stock on September 27, 2024, 3,000 shares of Series E Stock on November 1, 2024.

As discussed in Note 7, the Company reclassified certain CPNs into convertible preferred shares by executing the Exchange Agreements. This reclassification resulted in two new classes of convertible preferred shares in 2024, the Series D and Series E Stock. The Company has three classes of convertible preferred shares issued and outstanding for both balance sheet dates presented - Series C Stock, Series D Stock and Series E Stock. The Preferred Shares are convertible, upon a notice of conversion by the holder, into shares of the Company’s common stock, par value $0.001 per share at an exchange price of $6.50 per share for the Series C Stock, $2.50 for the Series D Stock and a price equal to 80% of the 5-day VWAP for the Common Stock beginning on the fifth day preceding the date of the Notice of Conversion for the Series E Stock, subject to a beneficial ownership maximum of 19.99%. The Preferred Shares are voting stock and holders are entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock basis as determined by dividing the Liquidation Preference with respect to such shares of Preferred Shares are entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Accordingly, holders of Series C Preferred Stock will be entitled to one vote for each whole share of Common Stock into which their Series C Preferred Stock is then-convertible on all matters submitted to a vote of stockholders.

Cumulative Rights of Series C, D and E Stock Shareholders— The Preferred Shares accumulate undeclared dividends at an annual rate of 25%. Unpaid dividends and undeclared dividends are added to the aggregated Liquidation Preference which also includes the face value of Preferred Shares outstanding. In the event of any liquidation of the Company, holders of Preferred Shares then outstanding shall be entitled to be paid the Liquidation Preference out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of any other shares of capital.

	Dividends Earned for the Year Ended		Liquidation Preference
(In thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Series C	$3,510	$2,206	$19,715	$16,205
Series D	2,698	-	19,535	-
Series E	322	-	6,319	-
Total	$6,530	$2,206	$45,569	$16,205

Participating Rights of Series C, D and E Stock Shareholders— In the event the Company declares a dividend, and all cumulative dividends have been distributed, the Preferred Shares participate in any remaining declared dividends to be paid equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends paid on shares of Common Stock.

Warrants— Holders of warrants (the “Warrants”) grant the holder the right to purchase a specified number of shares of the Company at a specified price with an expiration date of five years. Holders of the Warrants may purchase 2,083 shares of common stock at an exercise price of $450.00 per share, with an expiration date of October 14, 2025, or an additional 13,333 shares of common stock at an exercise price of $187.50 per share with an expiration date of July 1, 2026.

Standby Equity Purchase Agreement Financing

On October 13, 2022, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor, pursuant to which the Company has the right to sell to the Investor up to $8.0 million (the “Commitment Amount”) of its shares of common stock, at the Company’s request any time during the commitment period commencing on October 13, 2022. The SEPA terminated on November 3, 2024.

On May 24, 2023, we issued to the Investor 97,000 shares of common stock at a purchase price of $3.89, for an advance amount of $377 thousand.

On June 2, 2023, we issued to the Investor 100,000 shares of common stock at a purchase price of $2.82, for an advance amount of $282 thousand.

11.	STOCK-BASED COMPENSATION

2017 Stock Incentive Plan— Restricted Stock Units

The following table summarizes the activity for all RSUs outstanding under the 2017 Plan at:

	2024		2023
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Outstanding RSUs at beginning of period	320	$285.36	650	$259.50
Granted	—	—	—	—
Vested	(64)	260.18	(273)	255.85
Cancelled and forfeited	(252)	254.10	(57)	260.10
Nonvested RSUs as of December 31	4	$257.10	320	$285.36

In addition, the weighted average remaining recognition period for the 2017 RSUs is 0.11 year as of  December 31, 2024.

Total stock compensation expense recognized from stock-based compensation awards classified as restricted stock units under the 2017 Plan in the consolidated statements of operations for the years ended December 31, 2024 and 2023, as follows:

	Year Ended
	December 31,
(In thousands)	2024	2023
Clinical trials	$1	$7
Research and development	8	19
General and administrative	15	32
Total	$24	$58

As of December 31, 2024, there was $1 thousand unrecognized stock compensation expense related to unvested restricted stock units under the 2017 Plan.

2017 Stock Incentive Plan— Stock Options

The following table summarizes the activity for all stock options outstanding at December 31 under the 2017 Plan:

	2024		2023
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	18,093	$101.04	32,706	$96.24
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled and forfeited	(4,372)	101.04	(14,613)	88.17
Balance as of December 31	13,721	$101.04	18,093	$101.04
Options exercisable as of December 31:	13,721	$101.04	18,093	$101.04

The stock options have no intrinsic value as of  December 31, 2024 or December 31, 2023.

There was no stock compensation expense recognized for stock options in the consolidated statements of operations for the years ended December 31, 2024 or 2023.

As of December 31, 2024, there was no unrecognized stock compensation expense related to unvested stock options.

2021 Stock Incentive Plan—Restricted Stock Units

The following table summarizes the activity for all RSUs outstanding under as of December 31, 2024 and 2023 under the 2021 Plan:

	2024		2023
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Outstanding RSUs at beginning of period	54,706	$1.56	684	$133.20
Granted	98,944	2.58	138,343	1.45
Vested	(22,332)	4.11	(83,700)	0.23
Cancelled and forfeited	(73,116)	1.90	(621)	126.60
Nonvested RSUs as of December 31	58,202	$3.63	54,706	$1.56

In addition, the weighted average remaining recognition period for the 2021 RSUs is 2.63 years as of December 31, 2024.

Total stock compensation expense recognized from stock-based compensation awards classified as RSUs under the 2021 Plan were recognized in the consolidated statements of operations for years ended December 31, 2024 and 2023, as follows:

	Year Ended
	December 31,
(In thousands)	2024	2023
Clinical trials	$32	$11
Research and development	26	27
General and administrative	25	45
Total	$83	$83

As of December 31, 2024, there was $192 thousand unrecognized stock compensation expense related to unvested restricted stock units under the 2021 Plan. The Company released 49,088 RSUs during 2024, of which 45,588 were granted prior to December 31, 2023 and 3,500 were granted during the year ended December 31, 2024. There were 95,444 RSUs which were granted during 2024 but were unreleased as of December 31, 2024.

2021 Stock Incentive Plan — Restricted Stock Awards

The Company provides its executives and directors with Restricted Stock Awards (“RSAs”) as part of their compensation package. RSAs grant the holder voting rights and dividend participation and vest over a specified term.

The following table summarizes the activity for all RSAs outstanding at December 31, 2024 under the 2021 Plan:

	2024		2023
		Weighted Average		Weighted Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Nonvested RSAs at beginning of period	—	$—	—	$—
Granted	254,185	2.42	—	—
Vested	(50,361)	2.47	—	—
Cancelled and forfeited	—	—	—	—
Nonvested RSAs as of December 31	203,824	$2.41	—	$—

In addition, the weighted average remaining recognition period for the RSAs is 0.24 years. All RSAs granted during 2024 were released by December 31, 2024. Two holders surrendered a total of 28,461 RSAs during 2024 to cover related personal income taxes. Total stock compensation expense recognized from stock-based compensation awards under the 2021 Plan classified as restricted stock awards were recognized in the consolidated statements of operations during the year ended December 31, 2024 or December 31, 2023 as follow:

	Year Ended
	December 31,
(In thousands)	2024	2023
Clinical trials	$72	$—
Research and development	110	—
General and administrative	308	—
Total	$490	$—

As of December 31, 2024, there was $126 thousand unrecognized stock compensation expense related to unvested restricted stock awards.

12.	INCOME TAXES

For the years ended December 31, 2024 and 2023, the Company recognized no provision or benefit from income taxes.

The provision for income taxes during the reporting periods is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss for the reporting period. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws, business reorganizations and settlements with taxing authorities.

The Company has recorded the full valuation allowance based on an evaluation of both positive and negative evidence, including latest forecasts and cumulative losses in recent years. The Company has concluded that it was more likely than not that none of its deferred tax assets would be realized.

The following is a reconciliation of the effective income tax rate to the statutory federal income tax rate for the years ended December 31, 2024 and 2023.

	2024	2023
Federal income tax at statutory rates	21.00%	21.00%
Federal income tax rate reduction	—%	—%
Change in valuation allowance	(21.00)	(21.00)
Effective income tax rate	—%	—%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate primarily to its net operating loss carryforwards and other balance sheet basis differences. The Company recorded a valuation allowance to fully offset the net deferred tax asset, because it is more likely than not that the Company will not realize future benefits associated with these deferred tax assets as of December 31, 2024 or 2023 due to the significant uncertainty about the realization of the deferred tax asset until the Company can operate profitably.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows as of December 31:

	2024	2023
Deferred tax assets (liabilities):
Net operating loss carryforward	$19,519	$16,178
Stock compensation expense	517	471
Research and development tax credit	2,615	2,156
Sec. 174 Research and development expense	4,991	3,207
Property and equipment	482	260
Intangible assets	75	82
Lease liability	192	324
Accrued expenses	327	139
Total gross deferred tax assets	28,718	22,817
Valuation allowance	(28,526)	(22,493)
Right-of-use assets	(192)	(324)
Net deferred tax assets (liabilities)	—	—

As of December 31, 2024 and 2023, the Company has U.S. net operating loss ("NOL") carryforwards of $92.95 million and $77.04 million, respectively. NOL carryforwards of $6.13 million are subject to expiration beginning in 2036. The remaining approximately $86.82 million of NOL carryforwards may be carried forward indefinitely until it is fully utilized.

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

As of December 31, 2024 and 2023, there were no material uncertain tax positions taken by the Company. Additionally, the Company does not expect any unrecognized tax benefits to change significantly over the next twelve months.

As of December 31, 2024, the Company is not currently under audit by any income tax authority.

13.	COMPANY 401-K PLAN

The Company has a defined contribution 401(k) plan covering substantially all full-time employees. Employees are permitted to make voluntary contributions, which the Company matches up to a certain percentage. The plan contribution expense was $265 thousand and $221 thousand for the years ended December 31, 2024 and December 31, 2023, respectively. These amounts are allocated between clinical trials, research and development and general and administrative expenses in the consolidated statements of operations.

14.	SUBSEQUENT EVENTS

Issuance of Senior Secured Convertible Promissory Note

On January 28, 2025, the Company issued a 25% Senior Secured Convertible Promissory Note (the “Subsequent Note”). The Subsequent Note has a principal amount of $1 million, bears interest at a rate of 25% per annum (the “Stated Rate”) and matures 365 days from its issuance (the “Maturity Date”), on which the principal balance and accrued but unpaid interest will be due and payable. The Stated Rate will increase to the lower of (i) 27% per annum or (ii) the highest rate then allowed under applicable law, upon occurrence of an event of default, including the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws.

The Subsequent Note is convertible into shares of the Company’s common stock, par value $0.001 per share, at a floating conversion price equal to 90% of the 5-day VWAP for the Company's common stock beginning on the fifth day preceding the notice by the Investor of the intent to convert, subject to a beneficial ownership limitation equivalent to 19.99%.